Form 10-Q
period 2012-08-14
XR Energy Inc.
filed 2012-08-15
CIK 1535194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-178156

XR ENERGY, INC.

(Name of Small Business Issuer in its charter)

Nevada	27-085-1973
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

373 Smithtown Bypass, Suite 198 Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)

(631) 913-8090

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☑    No ☐

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐     No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 10, 2012 the registrant had 22,818,800 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: growth and anticipated operating results; developments in our markets and strategic focus; product development and reseller relationships and future economic and business conditions.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors.  These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements.  The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States.  It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

 ITEM 1.  Financial Statements

The unaudited interim financial statements of XR Energy, Inc. (the “Company,” “XR,” “we,” “our,” or “us”) follow.  All currency references in this report are in U.S. dollars unless otherwise noted.

XR Energy, Inc.

Unaudited

(Expressed in U.S. Dollars)

June 30, 2012

XR Energy, Inc.
Balance Sheets
As of December 31, 2011 and June 30, 2012 (Unaudited)

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Unaudited)
Assets

Current Assets

Cash and Cash Equivalents	$5,201	$16,922
Prepaid Consulting	4,000	—

Total Current Assets	9,201	16,922

Total Assets	$9,201	$16,922

Liabilities and Stockholders' Equity

Current Liabilities

Accounts Payable and
Accrued Expenses	$5,250	$4,200

Total Current Liabilities	5,250	4,200

Long-Term Liabilities

Due to Officer	1,250	1,250

Total Liabilities	6,500	5,450

Stockholders' Equity

Common Stock, $.0001 par value,
100,000,000 shares authorized,
22,818,800 and 22,818,800 ,
respectively, issued and outstanding	2,282	2,282
Additional Paid-In Capital	54,418	54,418
Accumulated Deficit	(53,999)	(45,228)

Total Stockholders' Equity	2,701	11,472

Total Liabilities and
Stockholders' Equity	$9,201	$16,922

See accompanying notes to financial statements

XR Energy, Inc.
Statements of Operations
For the three and six months ended June 30, 2011 and 2012
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Income	$3,743	$5,042	$2,298	$1,865

Total Income	3,743	5,042	2,298	1,865

General and Administrative

Professional Fees	10,338	—	8,338	—
Rent and Utilities	1,050	1,050	525	525
Filing Fees	471	—	471	0
Advertising and Promotion	200	—	—	—
Corporate Income Taxes	430	270	405	198
Bank Charges	25	240	25	150

Total General and Administrative	12,514	1,560	9,764	873

Net Income (Loss)	($8,771)	$3,482	($7,466)	$992

Basic and Diluted Income (Loss) per Share	($0.00)	$0.00	($0.00)	$0.00

Weighted Average Number of Shares
Outstanding, Basic and Diluted	22,818,800	22,796,389	22,818,800	22,803,111

XR Energy, Inc.
Statements of Stockholders' Equity
For the six months ended June 30, 2012
(Unaudited)

	Common Stock	Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders
	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2011	22,818,800	2,282	54,418	(45,228)	11,472

Net (loss) for the six months
ended June 30, 2012	—	—	—	(8,771)	(8,771)

Balance, June 30, 2012 (Unaudited)	22,818,800	$2,282	$54,418	$(53,999)	$2,701

See accompanying notes to financial statements

XR Energy, Inc.
Statements of Cash Flows
For the six months ended June 30, 2011 and June 30, 2012
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2012	2011
Cash Flows from Operating Activities:

Net Income (Loss)	($8,771)	$3,482

Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:

Changes in Operating Assets and Liabilities:
Prepaid Consulting	(4,000)	—
Accounts Payable and
Accrued Expenses	1,050	1,050

Total Adjustments	(2,950)	1,050

Net cash provided (used) by operating activities	(11,721)	4,532

Cash Flows from Financing Activities:

Private Placements of Common Shares	—	13,000

Net cash provided by financing activities	—	13,000

Net increase (decrease) in cash and cash equivalents	(11,721)	17,532

Cash and Cash Equivalents, Beginning of Period	16,922	18,413

Cash and Cash Equivalents, End of Period	$5,201	$35,945

Supplemental disclosures:

Interest and Taxes paid:

Interest Expense	$—	$—
Income Taxes	$430	$270

See accompanying notes to financial statements

XR Energy, Inc.

Notes To Financial Statements

For The Six Months Ended June 30, 2011 and 2012 (Unaudited)

(1)    Organization and Business Description

XR Energy, Inc. (“XR” or the “Company”) was incorporated under the laws of the State of Nevada on August 31, 2009. XR offers energy consulting services to smaller sized middle market companies in the New York Metropolitan Area. The Company also earns a commission from the related utility for energy services brokered and sold to its customers.

Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of June 30, 2012, the Company had cash of $5,201 and working capital of $3,951. For the period August 31, 2009 (inception) through June 30, 2012, the Company had minimal revenues and a cumulative net loss of $53,999. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. However, the Company plans to improve its financial condition by raising additional capital by selling shares of its common stock. Also, the Company plans to pursue new customers and acquisition prospects in order to attain profitable operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

(2)   Interim Financial Statements

The accompanying unaudited interim financial statements of XR Energy, Inc. (the “Company”) have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual audited financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. The accompanying unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the years ended December 31, 2010 and 2011 included in our Form S-1 filed with the SEC on June 29, 2012.

(3)    Due To Officer

Due to Officer at June 30, 2012, December 31, 2011 represents monies advanced to the Company by a major shareholder of the Company for the purpose of providing working capital for the business. The amount due is non-interest bearing and is payable on demand. The balance has been classified as a Long-term Liability because a demand for payment is not expected currently.

(4)    Related Party Transactions

Included in Accounts Payable and Accrued Expenses at December 31, 2011 and June 30, 2012 is $4,200 and $5,250, respectively, due to a Company, which is owned by a founding shareholder and officer of XR, for rent and related costs for office space utilized by XR under a verbal month-to-month agreement.

(5)    Commitments and Contingencies

Rental Agreement

The Company rents office space from a related party (see Note 4) under a month-to-month agreement which provides for rent of $175 per month.

 Registration Statement

On November 23, 2011, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) to register for sale the 2,818,800 shares of common stock issued to consultants in 2009 and sold to investors in a series of private placements in 2010 and 2011. On July 19, 2012, the registration statement was declared effective by the SEC. The Company will not receive any proceeds from the shares sold by the selling shareholders.

Consulting Agreement

On May 30, 2012, the Company entered into an Agreement for Advisory Services (the “Agreement”) with a consulting firm (the “Advisor”). The Agreement provides for the Advisor to introduce the Company to a qualified market maker (who will submit a Form 211 application with FINRA to quote and trade shares of the Company’s common stock) and to assist the Company in preparing and obtaining FINRA approval of the Form 211 application for a consulting fee of $4,000, which the Company paid to the Advisor on June 11, 2012. The Agreement has a term beginning May 30, 2012 and expiring upon FINRA approval of the Form 211 application. At June 30, 2012, the $4,000 payment has been classified as Prepaid Consulting on the Balance Sheet to be expensed in the three months ending September 30, 2012.

Conflicts of Interests

The Chief Executive Officer of the Company is currently involved in other business activities and may become involved in additional business opportunities in the future. As such, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

(6)    Note Payable Line of Credit

On May 10, 2012, the Company executed a Promissory Note payable to the Chief Executive Officer (the “Holder”). The Promissory Note provides that until May 10, 2013, upon two business days prior written notice to the Holder, the Company may borrow from the Holder, from time to time, any amount in increments of up to $5,000, provided that the aggregate principal amount outstanding under this note shall not exceed $25,000 and the Holder shall not be obligated to make any advances if an Event of Default has occurred and is continuing. The Promissory Note accrues interest at a rate of 5% per annum (default rate of 15% per annum) and is due no later than May 10, 2013. As of June 30, 2012, the Company has not borrowed against this Promissory Note.

(7) – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 100,000,000 shares of its $0.0001 common stock.  At June 30, 2012 and December 31, 2011, there were 22,818,800 shares issued and outstanding.

During the six months ended June 30, 2012, the Company issued 0 shares of restricted common.

(8) - SUBSEQUENT EVENTS

 We have evaluated subsequent events through August 10, 2012, which is the date the financial statements were issued.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, “we,” “us” and “our” refer to XR Energy, Inc., a Nevada corporation.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operation provide information that we believe is relevant to an assessment and understanding of our financial condition and results of operations.  The following discussion should be read in conjunction with our financial statements and notes thereto included with this Quarterly Report on Form 10-Q, and all our other filings, including Current Reports on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) through the date of this report.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes both historical and forward-looking statements, which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulations.  Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.  Such statements are intended to operate as “forward-looking statements”.   Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved.  Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.  You should review carefully the section entitled “Risk Factors” beginning on page __ of our Amendment No. 3 to Form S-1 filed on June 29, 2012 for a discussion of certain of the risks that could cause our actual results to differ from those expressed or suggested by the forward-looking statements.

The inclusion of the forward-looking statements should not be regarded as a representation by us, or any other person, that such forward-looking statements will be achieved.  You should be aware that any forward-looking statement made by us in this Quarterly Report on Form 10-Q, or elsewhere, speaks only as of the date on which we make it. We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise.  In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Overview

 We were formed to offer energy consulting services to smaller sized middle market companies, which are companies generating less than $5,000,000 a year in revenues. The Company will analyze customer’s energy consumption and recommend energy saving solutions.

For the three months ended June 30, 2012 and June 30, 2011

Revenues

For the three months ended June 30, 2012, we had $2,298 in income as compared to $1,865 of income for the three months ended June 30, 2011. This income was collected from East Coast Power, LLC.

Total operating expenses

For the three months ended June 30, 2012 total operating expenses were $9,764 which consisted primarily of $8,338 for professional fees and $525 for rent and utilities, as compared to $873 of operating expenses for the three months ended June 30, 2011 which consisted of no professional fees and $525 for rent and utilities. The increase in operating expenses was primarily as a result of an increase in the professional fees.

Net loss

Net loss for the three months ended June 30, 2012 was $7,466, as compared to net income of $992 for the three months ended June 30, 2011. The increase in net loss was primarily the result of an increase in the amount of professional fees.

For the six months ended June 30, 2012 and June 30, 2011

Revenues

The Company did not generate any significant revenues during the period from August 31, 2009 (inception) through June 30, 2012. For the six months ended June 30, 2012, we had $3,743 in income as compared to $5,042 of income for the six months ended June 30, 2011. This income was collected from East Coast Power, LLC.

Total operating expenses

For the six months ended June 30, 2012 total operating expenses were $12,514 which consisted primarily of $10,338 for professional fees and $1,050 for rent and utilities, as compared to $1,560 of operating expenses for the six months ended June 30, 2011 which consisted of no professional fees and $1,050 for rent and utilities. The increase in operating expenses was primarily as a result of an increase in the professional fees.

Net loss

Net loss for the six months ended June 30, 2012 was $8,771, as compared to net income of $3,482 for the six months ended June 30, 2011. The increase in net loss was primarily the result of an increase in the amount of professional fees.

Liquidity and Capital Resources

As of June 30, 2012, the Company had a cash balance of $5201.  From June 2010 through July 2011 the Company sold an aggregate of 118,800 shares of its common stock in a private placement and raised gross proceeds of $29,700. The Company believes that such funds will be insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company.

On May 10, 2012, the Company executed a Promissory Note payable to Anthony Muratore, our president and a director. The note provides that until May 10, 2013, upon two business days' prior written notice to Mr. Muratore, we may borrow, from time to time, any amounts in increments of up to $5,000, provided that the aggregate principal amount outstanding under this note does not exceed $25,000. The note bears interest at a rate of 5% (default rate of 15%) and is due no later than May 10, 2013.

The Company currently has no other agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  Since the Company has no significant arrangement or plan currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Currently we have incurred $17,500 in connection with the cost of filing this registration statement. As we do not have sufficient funds on hand, the costs of this prospectus may not enable the Company to have sufficient funds to operate its business.

We currently have no commitments with any person for any capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Michael T. Studer CPA P.C. is our auditor. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4.  Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2012.

Changes in Control Over Financial Reporting

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings.

None.

ITEM 2.  Unregistered Sales of Equity Securities.

During the six months ended June 30, 2012, we did not issue any securities.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  [Removed and Reserved]

ITEM 5.  Other Information.

ITEM 6.  Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation of XR Energy, Inc.	Incorporated by reference to Exhibit 3.1 to Registrant’s SEC Form S-1 filed on November 23, 2011.
3.2	By-laws of XR Energy, Inc.	Incorporated by reference to Exhibit 3.2 to Registrant’s SEC Form S-1 filed on November 23, 2011.
4.1	Promissory Note	Incorporated by reference to Exhibit 4.1 to Registrant’s Amendment No. 1 to SEC Form S-1 filed on May 15, 2012.
10.1	Consulting Agreement dated September 22, 2009 between XR Energy Inc. and RJB Consulting Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s SEC Form S-1 filed on November 23, 2011.
10.2	Consulting Agreement dated September 22, 2009 between XR Energy Inc. and Stephen Giametta	Incorporated by reference to Exhibit 10.2 to Registrant’s SEC Form S-1 filed on November 23, 2011.
10.3	Consulting Agreement dated September 22, 2009 between XR Energy Inc. and Andew Vicari	Incorporated by reference to Exhibit 10.3 to Registrant’s SEC Form S-1 filed on November 23, 2011.
10.4	Compensation Agreement dated August 2, 2010 between XR Energy Inc. and East Coast Power, LLC	Incorporated by reference to Exhibit 10.5 to Registrant’s Amendment No. 3 to SEC Form S-1 filed on June 29, 2012.
10.5	Representative & Fee Agreement dated May 23, 2012 between Lexington Power & Light LLC. and East Coast Power, LLC	Incorporated by reference to Exhibit 10.6 to Registrant’s Amendment No. 3 to SEC Form S-1 filed on June 29, 2012.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XR Energy, Inc.

	By:	/s/Anthony Muratore
Date: August 14, 2012		Anthony Muratore
President and Director (Principal Executive Officer)

	By:	/s/Tara Muratore
Tara Muratore
Treasurer, Secretary and Director (Principal Financial and Accounting Officer)

EXHIBIT 31.1

CERTIFICATION BY THE CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Anthony Muratore, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of XR Energy, Inc.;

2.      Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.      Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

4.      The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control for financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and have:

(a)      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)      Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)      Evaluated the effectiveness of the issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)      Disclosed in this report any change in the issuer’s internal control over financial reporting that occurred during the issuer’s most recent fiscal quarter (the issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the issuer’s internal control over financial reporting; and

5.      The issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the business issuer’s auditors and the audit committee of the issuer’s board of directors (or persons performing the equivalent functions):

(a)      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer’s ability to record, process, summarize and report financial information; and

(b)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal control over financial reporting.

Date:  August 14, 2012

      /s/   Anthony Muratore

        Anthony Muratore

        President and Director

        (Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION BY THE CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Tara Muratore, certify that:

 1.      I have reviewed this quarterly report on Form 10-Q of XR Energy, Inc.;

2.      Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.      Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

4.      The issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control for financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and have:

(a)      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)      Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)      Evaluated the effectiveness of the issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)      Disclosed in this report any change in the issuer’s internal control over financial reporting that occurred during the issuer’s most recent fiscal quarter (the issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the issuer’s internal control over financial reporting; and

5.      The issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the issuer’s auditors and the audit committee of the issuer’s board of directors (or persons performing the equivalent functions):

(a)      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer’s ability to record, process, summarize and report financial information; and

(b)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal control over financial reporting.

Date:  August 14, 2012

 /s/Tara Muratore

Tara Muratore

Treasurer, Secretary and Director

(Principal Financial and Accounting Officer)

EXHIBIT 32.1

CERTIFICATION BY THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U. S. C. Section 1350, I, Anthony Muratore, and I, Tara Muratore, hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of XR Energy, Inc.  for the fiscal quarter ended June 30, 2012 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of XR Energy, Inc..

/s/Anthony Muratore

Anthony Muratore

President and Director

(Principal Executive Officer)

August 14, 2012

/s/Tara Muratore

Tara Muratore

 Treasurer, Secretary and Director

(Principal Financial and Accounting Officer)

August 14, 2012

This certification accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by XR Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that XR Energy, Inc. specifically incorporates it by reference.