Form 10-Q/A
period 2012-06-30
XR Energy Inc.
filed 2012-09-10
CIK 1535194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 )

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 10, 2012 the registrant had 22,818,800 shares of common stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to XR Enerfy IncInc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

XR Energy, Inc.

	By:	/s/Anthony Muratore
Date: September 10, 2012		Anthony Muratore
President and Director (Principal Executive Officer)

	By:	/s/Tara Muratore
Tara Muratore
Treasurer, Secretary and Director (Principal Financial and Accounting Officer)