Form 10-Q
period 2012-09-30
XR Energy Inc.
filed 2012-11-14
CIK 1535194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 þ    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

o     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

_________________

XR ENERGY INC.

(Exact name of registrant as specified in its charter)

_________________

Neveda	333-178156	27-0851973
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

373 Smithtown Bypass, Suite 198 Hauppaguge, NY 11788
(Address of Principal Executive Offices) (Zip Code)

(631)-913-8090
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  þ     No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  o     No  þ

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Smaller reporting company þ

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  o     No  þ

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,818,800 shares of common stock issued and outstanding as of November 13, 2012.

PART I.      FINANCIAL INFORMATION

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

XR Energy, Inc.

Unaudited

(Expressed in U.S. Dollars)

September 30, 2012

XR Energy, Inc.
Balance Sheets
As of September 30, 2012 (Unaudited) and December 31, 2011

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$ 5,125	$ 16,922
Total current assets	5,125	16,922
Total Assets	$ 5,125	$ 16,922

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 5,785	$ 4,200
Note payable line of credit	5,000	--
Total current liabilities	10,785	4,200
Long-term liabilities:
Due to officer	1,250	1,250
Total Liabilities	12,035	5,450

Stockholders' Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized, 22,818,800 shares issued and outstanding as of September 30, 2012 and December 31,2011	2,282	2,282
Additional paid in capital	54,418	54,418
Accumulated deficit	(63,610)	(45,228)
Total Stockholders' Equity	(6,910)	11,472
Total Liabilities and Stockholders' Equity	$ 5,125	$ 16,922

See accompanying notes to financial statements

XR Energy, Inc.
Statements of Operations
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	For the Three Months ended		For the Nine Months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenues	$ 918	$ 874	$ 4,661	$ 5,916
Total revenues	918	874	4,661	5,916

Operating expenses
General and administrative:
Professional fees	8,676	4,500	19,014	4,500
Rent and utilities	525	525	1,575	1,575
Filing fees	1,254	375	1,725	375
Advertising and promotion	--	--	200	--
Corporate income taxes	--	--	430	270
Miscellaneous expenses	74	--	99	240
Total operating expenses	10,529	5,400	23,043	6,960
Net Profit / (Loss)	$ (9,611)	$ (4,526)	$ (18,382)	$ (1,044)

Net profit (loss) per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	22,818,800	22,818,800	22,818,800	22,803,859

See accompanying notes to financial statements

XR Energy, Inc.
Statement of Stockholders' Equity
For the Nine Months Ended September 30, 2012
(Unaudited)

	Common stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2011	22,818,800	$ 2,282	$ 54,418	$ (45,228)	$ 11,472
Net profit (loss) for the nine months ended September 30, 2012	--	--	--	(18,382)	(18,382)
Balances at September 30, 2012 (Unaudited)	22,818,800	$ 2,282	$ 54,418	$ (63,610)	$ (6,910)

See accompanying notes to financial statements

XR Energy, Inc.
Statements of Cash Flows
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	For the Nine Months Ended
	September 30, 2012	September 30, 2011

Cash Flows from Operating Activities:
Net Profit (Loss)	$ (18,382)	$ (1,044)
Adjustments to reconcile net profit (loss) to net cash provided (used) by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,585	1,575
Total adjustments	1,585	1,575
Net cash provided by (used in) operating activities	(16,797)	531

Cash Flows From Financing Activities:
Proceeds from note payable line of credit	5,000	--
Private placements of common stock	--	13,000
Net cash provided by financing activities	5,000	13,000

Net increase (decrease) in cash and cash equivalents	(11,797)	13,531

Cash and cash equivalents, beginning of the period	16,922	18,413
Cash and cash equivalents, end of the period	$ 5,125	$ 31,944

Supplemental Disclosures:
Interest and taxes paid:
Cash paid for interest expense	$ --	$ --
Cash paid for income taxes	$ 430	$ 270

See accompanying notes to financial statements
XR Energy, Inc.

Notes To Financial Statements

For The Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)

(1) Organization and Business Description

XR Energy, Inc. (“XR” or the “Company”) was incorporated under the laws of the State of Nevada on August 31, 2009. XR offers energy consulting services to smaller sized middle market companies in the New York Metropolitan Area. The Company also earns a commission from the related utility for energy services brokered and sold to its customers.

Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of September 30, 2012, the Company had cash of $5,125 and a working capital deficit of $5,660. For the period August 31, 2009 (inception) through September 30, 2012, the Company had minimal revenues and a cumulative net loss of $63,610. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. However, the Company plans to improve its financial condition by raising additional capital by selling shares of its common stock. Also, the Company plans to pursue new customers and acquisition prospects in order to attain profitable operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. The accompanying unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the years ended December 31, 2010 and 2011 included in our Form S-1 filed with the SEC that became effective on July 19, 2012.

(3)  Related Party Transactions

Included in Accounts Payable and Accrued Expenses at December 31, 2011 and September 30, 2012 is $4,200 and $5,575, respectively, due to a Company, which is owned by a founding shareholder and officer of XR, for rent and related costs for office space utilized by XR under a verbal month-to-month agreement.

(4) Note Payable Line of Credit

On May 10, 2012, the Company executed a Promissory Note payable to the Chief Executive Officer (the “Holder”). The Promissory Note provides that until May 10, 2013, upon two business days prior written notice to the Holder, the Company may borrow from the Holder, from time to time, any amount in increments of up to $5,000, provided that the aggregate principal amount outstanding under this note shall not exceed $25,000 and the Holder shall not be obligated to make any advances if an Event of Default has occurred and is continuing. The Promissory Note accrues interest at a rate of 5% per annum (default rate of 15% per annum) and is due no later than May 10, 2013. As of September 30, 2012, the Company has borrowed $5,000 against this Promissory Note.

(5) Due To Officer

Due to Officer at September 30, 2012 and December 31, 2011 represents monies advanced to the Company by a major shareholder of the Company for the purpose of providing working capital for the business. The amount due is non-interest bearing and is payable on demand. The balance has been classified as a Long-term Liability because a demand for payment is not expected currently.

(6)  Commitments and Contingencies

Rental Agreement

The Company rents office space from a related party (see Note 3) under a month-to-month agreement which provides for rent of $175 per month.

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

Consulting Agreement

On May 30, 2012, the Company entered into an Agreement for Advisory Services (the “Agreement”) with a consulting firm (the “Advisor”). The Agreement provides for the Advisor to introduce the Company to a qualified market maker (who will submit a Form 211 application with FINRA to quote and trade shares of the Company’s common stock) and to assist the Company in preparing and obtaining FINRA approval of the Form 211 application for a consulting fee of $4,000, which the Company paid to the Advisor on June 11, 2012. The Agreement has a term beginning May 30, 2012 and expiring upon FINRA approval of the Form 15C-211 application. At June 30, 2012, the $4,000 payment was classified as Prepaid Consulting on the Balance Sheet and was expensed during the three months ended September 30, 2012.

Conflicts of Interests

The Chief Executive Officer of the Company is currently involved in other business activities and may become involved in additional business opportunities in the future. As such, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

(7) – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 100,000,000 shares of its $0.0001 common stock.  At September 30, 2012 and December 31, 2011, there were 22,818,800 shares issued and outstanding.

During the three and nine months ended September 30, 2012, the Company did not issue any shares of common stock.

(8) - SUBSEQUENT EVENTS

 We have evaluated subsequent events through November 13, 2012, which is the date the financial statements were issued.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to “XR Energy,” the “Company,” “we,” “our” or “us” refer to XR Energy Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion and analysis and results of operations should be read in conjunction with our unaudited financial statements and accompanying notes and the other financial information which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties, refer to our Registration Statement on Form S-1 which was declared effective by the Securities and Exchange Commission on July 19, 2012 (registration statement no. 333-178156). While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Business Overview

We were formed to offer energy consulting services to smaller sized middle market companies, which are companies generating less than $5,000,000 a year in revenues. The Company will analyze customer’s energy consumption and recommend energy saving solutions.

Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2011:

Revenues

The Company generated $918 of revenues for the three months ended September 30, 2012, as compared to $874 of revenues for the three months ended September 30, 2011.

Total Operating Expenses

During the three months ended September 30, 2012, total operating expenses were $10,529, which includes $$8,676 professional fees, $1,254 for filing fees, $525 for rent and utilities and $74 miscellaneous expenses, compared to total operating expenses of $5,400 for the three months ended September 30, 2011, which expenses included $4,500 for professional fees, $525 for rent and utilities and $375 for filing fees.  The increase in total operating expenses of $5,129 represents an increase of approximately 95%, primarily as a result of our increase in professional fees and filing fees in connection with our registration statement filed with the Securities and Exchange Commission.

Net loss

For the three months ended September 30, 2012, net loss was $9,611 compared with net loss for the three months ended September 30, 2011 of $4,526, which represents an increase of $5,085, or approximately 112%.

Comparison of Nine Months Ended September 30, 2012 and 2011

Revenues

The Company generated $4,661 of revenues for the nine months ended September 30, 2012, as compared to $5,916 of revenues for the nine months ended September 30, 2011.

Total Operating Expenses

During the nine months ended September 30, 2012, total operating expenses were $23,043, which includes $19,014 for professional fees, $1,725 for filing fees, $1,575 rent and utilities, $430 corporate income taxes, $200 advertising and promotion and $99 miscellaneous expense, compared to total operating expenses of $6,960 for the nine months ended September 30, 2011, which includes $4,500 professional fees, $1,575 for rent and expenses, $375 filing fees, $270 corporate tax and $240 for miscellaneous expense.  The increase in total operating expenses of $16,083, representing an increase in 231%, was primarily a result of the increase in research and development expenses.

Net loss

For the nine months ended September 30, 2012, net loss was $18,382 compared with net loss for the nine months ended September 30, 2011 of $1,044 which represents an increase of $17,338, or approximately 1,661%. The increase in net loss was attributed primarily to the professional fees relating to the registration statement filed with the Securities and Exchange Commission.

Liquidity and Capital Resources

As of September 30, 2012 we had $5,125 in cash. On September 30, 2012, our total current liabilities were $10,875. We had a stockholders’ deficiency of $6,910 at September 30, 2012. We believe that such funds will be insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company.

On May 10, 2012, the Company executed a Promissory Note payable to Anthony Muratore, our president and a director. The note provides that until May 10, 2013, upon two business days' prior written notice to Mr. Muratore, we may borrow, from time to time, any amounts in increments of up to $5,000, provided that the aggregate principal amount outstanding under this note does not exceed $25,000. The note bears interest at a rate of 5% (default rate of 15%) and is due no later than May 10, 2013. As of September 30, 2012, the Company has borrowed $5,000 against this Promissory Note.

The Company currently has no other agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  Since the Company has no significant arrangement or plan currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

For the period August 31, 2009 (inception) through September 30, 2012, the Company had minimal revenues and a cumulative net loss of $63,610. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. However, the Company plans to improve its financial condition by raising additional capital by selling shares of its common stock. Also, the Company plans to pursue new customers and acquisition prospects in order to attain profitable operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2012.

Changes in Control Over Financial Reporting

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 1A.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 2. Unregistered Sale of Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

Exhibit No.	Description	Location
3.1	Articles of Incorporation of XR Energy, Inc	Incorporated by reference to Exhibit 3.1 to Registrant’s SEC Form S-1 filed on November 23, 2011
3.2	By-laws of XR Energy, Inc	Incorporated by reference to Exhibit 3.1 to Registrant’s SEC Form S-1 filed on November 23, 2011
4.1	Promissory Note	Incorporated by reference to Exhibit 4.1 to Registrant’s Amendment No. 1 to SEC Form S-1 filed on May 15, 2012
10.1	Consulting Agreement dated September 22, 2009 between XR Energy Inc. and RJB Consulting Inc	Incorporated by reference to Exhibit 3.1 to Registrant’s SEC Form S-1 filed on November 23, 2011
10.2	Consulting Agreement dated September 22, 2009 between XR Energy Inc. and Stephen Giametta	Incorporated by reference to Exhibit 3.1 to Registrant’s SEC Form S-1 filed on November 23, 2011
10.3	Consulting Agreement dated September 22, 2009 between XR Energy Inc. and Andew Vicari	Incorporated by reference to Exhibit 3.1 to Registrant’s SEC Form S-1 filed on November 23, 2011
10.4	Compensation Agreement dated August 2, 2010 between XR Energy Inc. and East Coast Power, LLC	Incorporated by reference to Exhibit 10.5 to Registrant’s Amendment No. 3 to SEC Form S-1 filed on June 29, 2012.
10.5	Representative & Fee Agreement dated May 23, 2012 between Lexington Power & Light LLC. and East Coast Power, LLC	Incorporated by reference to Exhibit 10.5 to Registrant’s Amendment No. 3 to SEC Form S-1 filed on June 29, 2012.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Anthony Muratore, President	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Tara Muratore, Treasurer	Filed herewith.
32.1	Section 1350 Certifications of Anthony Muratore, President	Filed herewith.
32.2	Section 1350 Certifications of Tara Muratore, Treasurer	Filed herewith.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XR ENERGY INC.
Dated: November 14 ,2012
By: /s/ Anthony Muratore Name: Anthony Muratore Title: President (principal executive officer) and Director