Form 10-K
period 2012-12-31
XR Energy Inc.
filed 2013-03-21
CIK 1535194

FORM 10-K

_________________

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to ______

_________________

XR Energy, Inc.

(Exact name of registrant as specified in its charter)

_________________

Nevada	000-1535194	27-0851973
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

373 Smithtown Bypass, Suite 198, Haupage, NY 11788
(Address of Principal Executive Offices) (Zip Code)

(631)-913-8090
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Title of each class
Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.0001 Par Value

Title of each class
Name of each exchange on which registered

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

As of March 22, 2013, the registrant had 22,818,800 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

PART I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the following: growth and anticipated operating results; developments in our markets and strategic focus; product development and reseller relationships and future economic and business conditions, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 1. BUSINESS

GENERAL INFORMATION

XR Energy, Inc. (The “Company”, “We” or “Our”) was incorporated under the laws of the State of Nevada on August 31, 2009.

Our offices are currently located at XR Energy, Inc. c/o Anthony Muratore, 373 Smithtown Bypass, Suite 198, Hauppauge, New York 11788. Our telephone number is 631-913-8090. Our website is xrenergy.com. Information contained on our website, or which can be accessed through the website, does not constitute a part of this annual report.

We were formed to offer energy consulting services to smaller sized middle market companies with revenues less than $5,000,000. We have nominal assets and minimal revenues since inception. Our financial statements from inception (August 31, 2009) through December 31, 2012 report minimal revenues of $12,949 and a net loss of $39,423. Our independent auditor has issued an audit opinion for XR Energy Inc. that includes a statement expressing substantial doubt as to our ability to continue as a going concern. Our fiscal year end is December 31st.

We have a total of 100,000,000 authorized common shares with a par value of $0.0001 per share with 22,818,800 common shares issued and outstanding as of December 31, 2012.

EXECUTIVE SUMMARY

We were formed to offer energy consulting services to smaller sized middle market companies, specifically, those with less than $5,000,000 in revenues. The Company analyzes customer’s energy consumption and recommend energy saving solutions. We analyze the current natural gas consumption of clients and use this data to procure their natural gas requirements at a lower cost. From our inception to date, we have not generated any significant revenues.   Currently we have 20 customers for which we have procured natural gas and we receive a commission each time one of these customers’ purchases gas from the supplier. Given the fact that our customers purchase gas from third parties and we just act as the sales agent for such third party, we do not have any agreements with our customers. We currently have no employees other than our officers, two of whom are also our directors.

BUSINESS

The Company is an energy broker that provides energy consulting and solutions focused on assisting our clients in the procurement of natural gas at lower costs. It is not a utility company in its own right and, therefore, does not deliver power or natural gas in its own right.

We provide energy consulting and implementation solutions focused on assisting our clients in the achievement of their energy efficiency goals.  We are not a utility company as we do not deliver power or natural gas. As an energy broker, we make our money from commissions paid by natural gas providers for every successful client we refer to them. Our principal operations are therefore focused more on administration activities in analyzing client energy usage; identifying savings for them by switching providers we have agreements with, and in selling these analysis services to new clients in the first place. This mode of operation significantly reduces capital and past experience required to operate our business. We will focus on deploying solutions to improve building energy efficiency and reduce energy-related expenditures. Our solutions include recommendations on energy efficient lighting upgrades, energy efficient mechanical and electrical retrofit and upgrade services. We will provide energy efficiency solutions across a range of facilities, from high-rise office buildings, distribution facilities, manufacturing plants, retail sites, mixed use complexes to small, local facilities.

We hope to be able to offer our clients a full range of services to address their energy efficiency goals based on our ability to identify and deliver significant returns on our clients’ investments, maximize their operational savings and reduce their maintenance costs. Other we currently act solely as a sales agent for electricity and gas suppliers in New York State, we hope to be able to provide the following additional services:

Energy Consulting and Technical Services:  We could analyze each client’s energy consumption and operational needs and develop customized energy efficiency solutions.  Our energy consulting services would include energy auditing and energy price reduction in deregulated markets. Our initial analysis will include a review of historical billing information provided by present utility providers. We will analyze historical usage and consumption patterns to determine the pricing and product spectrum of offerings available from local suppliers.

Implementation:  We can provide implementation services for a range of energy efficiency and renewable energy projects, including energy efficient lighting upgrades, energy efficiency mechanical and electrical retrofit and upgrade services. We would consider factors such as current facility infrastructure, best available technologies, building environmental conditions, hours of operation, energy costs, the choice of an energy service company (ESCO), available utility rebates, tax incentives, and installation, operation and maintenance costs of various efficiency alternatives.  This will allow us to provide our clients the most appropriate, effective technologies available in their marketplace. We expect to use local contractors that we will sub-contract any actual installation work in order to provide services to a greater geographic area.

We currently have an agreement with East Coast Power, LLC, which sells electricity and natural gas in the State of New York. Based on this agreement, we will receive $.04 net, per therm for natural gas for any business we refer to East Coast.  When natural gas is delivered, it is measured by the gas utility in 'therms' for billing purposes. A therm is equivalent to 100,000 Btu, or just over 97 cubic feet, of natural gas.  If we refer East Coast Power any clients, we receive four cents for natural gas the client purchases from them. If market conditions allow for an increase by East Coast in the price above $0.17 to our clients, the new mark-up first needs to be agreed upon between East Coast and us.

We also have an agreement with Lexington Power & Light LLC which sells one or more energy commodities to end users. If we refer customers to Lexington Power, Lexington will pay us $.04 per therm. This agreement is for one year term but is automatically renewable for additional one year periods; either party has the right to terminate the agreement upon 30 days' prior notice.

We receive a commission each time a person whom we refer to East Coast or Lexington Power purchases gas from one of these suppliers. We do not have any agreements with these purchasers.

We will only receive commissions when the customer receives payment from the supplier. In accordance with the terms of the agreement with Lexington, we are to receive payment within 15 business days after each month once payment is received by Lexington. If the customer does not pay, we will not receive any commission. If Lexington incurs collection costs, our commissions will be net of such costs. If the customer files for bankruptcy, we will not receive any commission until all pre-petition debt has been paid in full.

We recognize revenue from commissions from providers when they are actually received. Once received the commissions are non-refundable and are not related to the duration of the contract with clients and therefore they can be recognized as revenue when received.

COMPETITION

Deregulation of the gas and electric market in New York has resulted in a large number of energy service companies that offer gas and electric services to business and residential customers. We believe that our sustainable competitive advantage is our implementation and service model. However, our competitors may be better funded, have access to more business expansion capital, have strategic business and local relationships developed, and may have stronger capability to develop or license technologies, which could potentially affect our ability to compete.

There are multiple ways a company can proceed with trying to reduce energy spending. Competition in the industry typically approach from an administrative and supply side point of view. Many companies offer professional services where energy bills are audited for errors and for procurement opportunities. Reports are provided that show what is being spent at various times and seasons. Along with the audit, the company researches possible energy procurement and demand response opportunities in deregulated energy markets that may be accessible to the client. Kilojolts Consulting Group and Energen USA are such companies that provide an administrative solution.

We expect to be substantially dependent on direct sales to attract new clients and to manage customer relationships. In order to significantly compete down the road we will have to expand our direct sales force. We believe that there is significant competition for qualified, productive direct sales personnel with advanced sales skills and technical knowledge. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient direct sales personnel and sustaining revenue to support such hires. We expect to face competition in the recruitment of qualified personnel, and we can provide no assurance that we will attract or retain such personnel. If we are unable to hire and develop sufficient numbers of productive sales personnel our business prospects could suffer.

INTELLECTUAL PROPERTY

We do not own any intellectual property rights.

GOVERNMENTAL REGULATIONS

We are required to comply with all regulations, rules and directives of local governmental authorities and agencies in any jurisdiction which we would conduct activities. However, there is nothing specific to our business as we are providing consulting, advisory services to clients.

EMPLOYEES

We have no employees other than our executive officers, who are also our directors.  All functions including development, strategy, negotiations and administration are currently being provided by our executive officers. Our officers and directors do not work exclusively for us and do not devote all of their time to our operations.   Although their other activities prevent them from devoting their full-time to our operations, we do not believe that this will have any impact on our business. It is expected that they will only be available on a part-time basis and may devote between 20 and 30 hours per week to our operations on an ongoing basis.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATION, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception.

REPORTS TO SECURITY HOLDERS

We make available an annual report including audited financials on Form 10-K to security holders. We file the necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, reports on Form 8-K, annual reports on Form 10-K, and quarterly reports on Form 10-Q.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding the Company and filed with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock, when and if we trade at a later date, could decline due to any of these risks, and you may lose all or part of your investment.

We have no operating history and may never be able to effectuate our business plan or achieve any significant revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

We are subject to all of the risks inherent in the establishment of a new business enterprise. Our Company was established on August 31, 2009.  We were formed to offer energy consulting services to smaller sized middle market companies, which are companies with less than $5,000,000 in revenues. We have no significant operating history and may not be able to successfully effectuate our business plan in a manner that will generate any revenues. In addition, any revenues that we may generate may be insufficient for us to become profitable.

In particular, potential investors should be aware that we have not proven that we can:

·	raise sufficient capital in the public and/or private markets;

·	have access to a line of credit in the institutional lending marketplace for the expansion of our business;

·	solicit customers interested in using our services;

·	respond effectively to competitive pressures; or

·	recruit and build a management team to accomplish our business plan.

Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business, and our Company is a highly speculative venture involving significant financial risk.

We expect losses in the future because we have insufficient revenue to offset losses.

As we have minimal revenue, we are expecting losses over the next 12 months because we do not yet have sufficient revenues to offset the expenses associated with the development and implementation of our business plan. We have a cumulative net loss of $39,423 as of December 31, 2012. We cannot guarantee that we will ever be successful in generating significant revenues in the future. We recognize that if we are unable to generate significant revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

The Company has minimal revenues and incurred a cumulative net loss of $39,423 as of December 31, 2012. Furthermore, we anticipate generating losses for the next 12 months. These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the years ended December 31, 2011 and 2012. Our ability to continue as a going concern is dependent upon our ability to raise additional funds, either in the form of debt or equity or some combination thereof and/or achieve sufficient profitable operations. There is no assurance that the Company will be able to raise such funds or achieve such profitable operations.

We have no track record that would provide a basis for assessing our ability to conduct successful business activities. We may not be successful in carrying out our business objectives.

The revenue and income potential of our proposed business and operations are unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. In addition, our executive officers have no direct experience in operating a business in the natural gas industry, either by direct employment or as consultants. Should specific industry knowledge be required in the future, it is the intention of our executives to retain the services of these consultants; however, this may not be possible if sufficient funding is not raised or if we do not reach sustainable revenue levels. Accordingly, we have no track record of successful business activities, strategic decision making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful in developing and marketing of our products and thereafter making them available for sale. There is a substantial risk that we will not be successful in implementing our business plan, or if initially successful, in thereafter generating any operating revenues or in achieving profitable operations, irrespective of competition.  Additionally, due to their lack of experience, our executive officers may make wrong decisions and choices regarding the company’s marketing strategy and may not take into account standard managerial approaches which such companies commonly use. Our officers also lack experience in operating a public company that should also be noted by potential investors. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

The recent widespread economic downturn and uncertainty and turmoil in the equity and credit markets could adversely impact our potential clients, diminish the demand for our services and products, and harm our operations and financial performance.

The energy efficiency solutions marketplace has experienced rapid evolution and growth, but the recent economic recession has increased the reluctance of some of our potential commercial and industrial customers to invest in energy efficiency projects.  We are not sure if conditions in this market will worsen or improve during coming months or how customers will react as the economy continues its recovery. The recession also may cause reductions or elimination of utility or government energy efficiency incentive programs used to partially fund the costs of customer projects. In addition, increased competition as a result of the recession may result in lower sales, reduced likelihood of profitability, and diminished cash flow to us.

Further, the sales of energy efficiency solutions are usually made on the basis of short-term contracts, rather than long-term purchase commitments and consequently our clients may cancel, delay or otherwise modify their purchase commitments in response to economic pressures with little or no consequence to them and with little or no notice to us. Whether in response to an economic downturn affecting an industry or a client’s specific business including its bankruptcy or insolvency, any cancellation, delay or other modification in our clients’ orders could significantly reduce our revenue, impact our working capital, cause our operating results to fluctuate from period to period and make it more difficult for us to predict our revenue.

Because we face intense competition for business, our future results of operations and our future financial condition may be adversely affected.

The energy efficiency solutions market is highly competitive, and we expect competition to increase and intensify as the energy efficiency solutions market continues to evolve. We face strong competition primarily from lighting and lighting fixture manufacturers, gas appliances manufacturers, lighting fixture distributors, providers of energy efficiency upgrades and maintenance, other regional providers of energy efficiency solutions and local electrical and mechanical contractors and engineering firms.  As we extend energy efficiency offerings that are currently available to our public sector clients to our potential clients, we expect to face additional competition from providers of those services in the commercial and industrial market. We will compete primarily on the basis of client service and support, quality and scope of services and products, cost of services and products, ability to service clients on a national level, name recognition and financial resources and performance track record for services provided.

In addition to our existing competitors, new competitors such as large national or multinational engineering and/or construction companies could enter our markets.  Many of these current and potential competitors are better capitalized than we are, have longer operating histories and strong existing client relationships, greater name recognition, and more extensive engineering and sales and marketing capabilities. Competitors could focus their substantial resources on developing a competing business model or energy efficiency solutions that may be potentially more attractive to clients than our products or services. In addition, we may face competition from other products or technologies that reduce demand for gas and electricity. Our competitors may also offer energy efficiency solutions at reduced prices in order to improve their competitive positions.  Any of these competitive factors could make it more difficult for us to attract and retain clients, require us to lower our prices in order to remain competitive, and reduce our revenue and profitability, any of which could have a material adverse effect on our results of operations and financial condition.

If we lose the services of key members of our management team, we may not be able to execute our business strategy effectively.

Our future success depends in a large part upon the continued service of key members of our management team. In particular, Anthony Muratore, our president, and Tara Muratore, our treasurer and secretary, are critical to our overall management as well as our strategic direction. We do not maintain any key-person life insurance policies. The loss of any of our management or key personnel could materially harm our business.

Since our officers can work or consult for other companies, their activities could slow down our operations.

Our officers and directors are not required to work exclusively for us and do not devote all of their time to our operations. Therefore, it is possible that a conflict of interest with regard to their time may arise based on their employment for other companies. Their other activities may prevent them from devoting full-time to our operations which could slow down our operations and may reduce our financial success. It is expected that each of our directors will devote between 20 and 30 hours per week to our operations on an ongoing basis, and will devote whole days and even multiple days at a stretch when required.

If we are unable to obtain additional funding, our business operations will be harmed.  Even if we do obtain additional financing then our existing shareholders may suffer substantial dilution.

We will require additional funds to implement our business plan. We anticipate that we will require a minimum of $100,000 to fund our planned activities for the next twelve months. Although we currently have the ability to borrow up to $25,000 from Mr. Muratore, our president and a director, we have no current plans or arrangements to raise this capital. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans. This could cause the Company to become dormant. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Our officers and directors own a majority of the outstanding shares of our common stock, and other stockholders may not be able to influence control of the company or decision making by management of the company.

Our executive officers and directors presently own, in the aggregate, 87.65% of our outstanding common stock. As a result, our executive officers and directors have substantial control over all matters submitted to our stockholders for approval including the following matters: election of our board of directors; removal of any of our directors; amendment of our Articles of Incorporation or bylaws; and adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.  Other shareholders may find the corporate decisions influenced by our executive officers are inconsistent with the interests of other shareholders.  In addition, other shareholders may not be able to change the directors and officers, and are accordingly subject to the risk that management cannot manage the affairs of the company in accordance with such shareholders’ wishes.

As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

-	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
-	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
-	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
-	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

The costs to meet our reporting and other requirements as a public company subject to the Exchange Act of 1934 will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

Since we became a public entity, subject to the reporting requirements of the Exchange Act of 1934, we have incurred ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. Based on discussions with our auditors, accountants and counsel, we estimate that these costs will range up to $35,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, we may not have sufficient funds to grow our operations. However, as an “emerging growth company,” as defined in the JOBS Act, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

We are exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

Since we became registered with the SEC, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. We do not have a sufficient number of employees to segregate responsibilities and are currently unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our shareholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and NYSE AMEX Equities exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted these measures.

We do not currently have independent audit or compensation committees. As a result, the director has the ability, among other things, to determine his own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

RISK FACTORS RELATING TO OUR COMMON STOCK

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.0001 per share, of which 22,818,800 shares are currently issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

There can be no assurances that any public market will ever develop and, even if quoted, it is likely to be subject to significant price fluctuations.

Since the Company has been cleared for quotation, there have been no trades of the Company's stock. There are no assurances that a market will ever develop for the Company's stock and we cannot assure you as to the price at which our common stock might trade if a market does ever develop.

There has never been any established trading market for our common stock. There can be no assurances as to whether:

any market for our shares will develop;

the prices at which our common stock will trade; or

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Trading in our common stock is subject to the “penny stock” rules. The Securities and Exchange Commission (“SEC”) has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer that recommends our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

We believe that many of these abuses have occurred with respect to the promotion of low price stock companies that lacked experienced management, adequate financial resources, an adequate business plan and/or marketable and successful business or product. The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with result in investor losses.

ITEM 2. PROPERTIES

We do not currently own any property. The Company executive offices are located at 373 Smithtown Bypass, Suite 198, Hauppauge, NY 11788. We rent space from Mr. Muratore, our President and a director, under a month-to-month oral agreement. Pursuant to such agreement, we are obligated to pay $175 a month in rent to Mr. Muratore. The Company believes that its current office space will be adequate for the foreseeable and will reassess our needs based upon the future growth of the company.

We do not have any investments or interests in any real estate. We do not invest in real estate mortgages, nor do we invest in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

·	Market Information.

Our Common Stock, $0.0001 par value, is traded on the OTCBB (Over the Counter Bulletin Board) under the symbol: XREG. The stock was cleared for quotation on the OTCBB on October 25, 2012.

Since the Company has been cleared for quotation, there have been no trades of the Company's stock. There are no assurances that a market will ever develop for the Company's stock and we cannot assure you as to the price at which our common stock might trade if a market does ever develop.

·	Holders of Common Stock.

As of December 31, 2012 there are 22,818,800 shareholders of record of our common stock.

There are 2,818,800 common shares that could be sold free of restriction under a Registration Statement that went effective on July 20, 2012.

There are 20,000,000 common shares that could be sold under Rule 144.

In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may sell, within any three-month period, a number of shares which does not exceed the greater of one percent of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits the sale of shares, without any quantity limitation, by a person who is not an affiliate of the Company and who has beneficially owned the shares a minimum period of one year. Hence, the possible sale of these restricted shares may, in the future, dilute an investor's percentage of free-trading shares and may have a depressive effect on the price of our common stock. No shares, other than the 2,818,800 shares which were registered under our recent registration statement may be sold free of restriction.

·	Dividends.

We have never distributed dividends. In the future, we intend to follow a policy of retained earnings, if any, to finance the growth of the business, and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

·	Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

There are no securities subject to outstanding warrants or options to purchase common stock.

·	Recent Sales of Unregistered Securities

Not Applicable.

·	Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2012.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

As of December 31, 2012, the Company had $1,253 in cash and cash equivalents as compared to $16,922 as of December 31, 2011. We believe that such funds will not be sufficient to effectuate our plans with respect to the Company’s proposed operation over the next twelve months. We will need to seek additional capital for the purpose of effectuating our business plan.

Revenues

The Company did not generate any significant revenues during the period from August 31, 2009 (inception) through December 31, 2012. For the year ended December 31, 2012, we had $5,266 in income as compared to $7,683 of income for the year ended December 31, 2011. This income was collected from East Coast Power, LLC.

Total operating expenses

For the year ended December 31, 2012 total operating expenses were $28,098 which consisted primarily of $21,578 for professional fees and $2,100 for rent and utilities, as compared to $24,274 of operating expenses for the year ended December 31,  2011 which consisted of $20,500 for professional fees and $2,100 for rent and utilities. The increase in operating expenses was primarily as a result of an increase in the professional fees

Net loss

Net loss for the year ended December 31, 2012 was $22,832, as compared to a net loss of $16,591 for the year ended December 31, 2011. The increase in net loss was primarily the result of an increase in the amount of professional fees to retain our SEC reporting status.

Liquidity and Capital Resources

As of December 31, 2012, the Company had a cash balance of $1,253. During the twelve months ended December 31, 2012 the Company did not sell any shares of its common stock..There can be no assurance that additional capital will be available to the Company.

On May 10, 2012, the Company executed a Promissory Note payable to Tony Muratore, our president and a director. The note provides that until May 10, 2013, upon two business days' prior written notice to Mr. Muratore, we may borrow, from time to time, any amounts in increments of up to $5,000, provided that the aggregate principal amount outstanding under this note does not exceed $25,000. The note bears interest at a rate of 5% (default rate of 15%) and is due no later than May 10, 2013.

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

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues. There is no assurance we will ever reach that point.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of XR Energy, Inc.

I have audited the accompanying balance sheets of XR Energy, Inc. (the "Company") as of December 31, 2012 and 2011 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XR Energy, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

March 19, 2013

Freeport, New York

XR Energy, Inc.
Balance Sheets
As of December 31, 2012 and December 31, 2011
	December 31, 2012	December 31, 2011

ASSETS

Current assets
Cash and cash equivalents	$1,253	$16,922
Accrued commissions receivable	605	—
Total current assets	1,858	16,922
Total Assets	$1,858	$16,922

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$6,968	$4,200
Note payable - officer	5,000	—
Total current liabilities	11,968	4,200
Long-term liabilities:
Due to officer	1,250	1,250
Total Liabilities	13,218	5,450

Stockholders' Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized, 22,818,800 shares issued and outstanding as of December 31, 2012 and December 31,2011	2,282	2,282
Additional paid in capital	54,418	54,418
Accumulated deficit	(68,060)	(45,228)
Total Stockholders' Equity	(11,360)	11,472
Total Liabilities and Stockholders' Equity	$1,858	$16,922

See accompanying notes to financial statements

XR Energy, Inc.
Statements of Operations
For the Years Ended December 31, 2012 and 2011

	For the Years ended December 31,
	2012	2011

Revenue	$5,266	$7,683
Total revenues	5,266	7,683

Operating expenses
General and administrative:
Professional fees	21,578	20,500
Transfer agent fees	1,191	--
Rent and utilities	2,100	2,100
Filing fees	2,121	1,139
Corporate income taxes	430	270
Office expenses	471	--
Bank charges	133	265
Interest expense	74	--
Total operating expenses	28,098	24,274
Net profit / (loss)	$(22,832)	$(16,591)

Net profit (loss) per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	22,818,800	22,792,800

See accompanying notes to financial statements

XR Energy, Inc.
Statement of Stockholders' Equity
For the Years Ended December 31, 2012

	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2010	22,766,800	$2,277	$41,423	$(28,637)	$15,063

Private Placements of Common Shares	52,000	5	12,995	-	13,000

Net (loss) for the year ended December 31, 2011	-	-	-	(16,591)	(16,591

Balance, December 31, 2011	22,818,800	2,282	54,418	(45,228)	11,472

Net (loss) for the year ended December 31, 2012	-	-	-	(22,832)	(22,832

Balance, December 31, 2012	22,818,800	2,282	54,418	(68,060)	(11,360)

See accompanying notes to financial statements

XR Energy, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011

	For the Years Ended
	December 31, 2012	December 31, 2011

Cash Flows from Operating Activities:
Net profit (loss)	$(22,832)	$(16,591)
Adjustments to reconcile net profit (loss) to net cash provided (used) by operating activities:
Changes in operating assets and liabilities:
Accrued commissions receivable	(605)	—
Accounts payable and accrued expenses	2,768	2,100
Total adjustments	2,163	2,100
Net cash provided (used) by operating activities	(20,669)	(14,491)

Cash Flows From Financing Activities:
Note payable	5,000	—
Private placements of common stock	—	13,000
Net cash provided by financing activities	5,000	13,000

Net (decrease) in cash and cash equivalents	(15,669)	(1,491)

Cash and cash equivalents, beginning of the period	16,922	18,413
Cash and cash equivalents, end of the period	$1,253	$16,922

Supplemental Disclosures:
Interest and taxes paid:
Cash paid for interest expense	$—	$—
Cash paid for income taxes	$430	$270

See accompanying notes to financial statements

XR ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2012

(1) Organization and Business Description

XR Energy, Inc. (“XR” or the “Company”) was incorporated under the laws of the State of Nevada on August 31, 2009. XR offers energy consulting services to smaller sized middle market companies in the New York Metropolitan Area. The Company also earns a commission from the related utility for energy services brokered and sold to its customers.

Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of December 31, 2012, the Company had cash of $1,253 and a working capital deficit of $10,110. For the period August 31, 2009 (inception) through December 31, 2012, the Company had minimal revenues and a cumulative net loss of $68,060. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. However, the Company plans to improve its financial condition by raising additional capital by selling shares of its common stock. Also, the Company plans to pursue new customers and acquisition prospects in order to attain profitable operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

(2) Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company recognizes revenues from consulting fees and commissions earned from various utilities related to sales of energy services to customers in the New York Metropolitan Area. Revenues are recognized for financial reporting purposes when the utility delivers the energy services to the customer, acceptance has been approved by the customer, the fee is fixed or determinable, and collection of the related receivable is probable.

Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares (such as stock options and convertible securities) had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods presented.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2011 and 2012, the Company had no material unrecognized tax benefits.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with FASB ASC 718, “Compensation – Stock Compensation”. The Company recognizes stock-based compensation expense for the fair value of all shares and stock options that are ultimately expected to vest over the requisite service period of the respective awards. To date, the Company has not granted any stock options.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

(3) Note Payable - Officer

On May 10, 2012, the Company executed a Promissory Note payable to the Chief Executive Officer (the “Holder”). The Promissory Note provides that until May 10, 2013, upon two business days prior written notice to the Holder, the Company may borrow from the Holder, from time to time, any amount in increments of up to $5,000, provided that the aggregate principal amount outstanding under this note shall not exceed $25,000 and the Holder shall not be obligated to make any advances if an Event of Default has occurred and is continuing. The Promissory Note accrues interest at a rate of 5% per annum (default rate of 15% per annum) and is due no later than May 10, 2013. As of December 31, 2012, the Company has borrowed $5,000 against this Promissory Note.

(4) Due To Officer

The $1,250 balance at December 31, 2011 and 2012 represents monies advanced to the Company by the Chief Executive Officer, who is also a major shareholder of the Company, for the purpose of providing working capital for the business. The amount due is non-interest bearing and is payable on demand. The balance has been classified as a Long-term Liability because a demand for payment is not expected currently.

(5) Income Taxes

The provision for (benefit from) income taxes for the years ended December 31, 2011 and 2012 are as follows, assuming a combined effective tax rate of approximately 40%:

	Years Ended
	December 31,
	2012	2011
Federal and state
taxable income	$—	$—

Total current tax provision	—	—

Federal and state
loss carry forwards	(9,133)	(6,636)
Change in valuation allowance	9,133	6,636

Total deferred tax provision	—	—

Total income tax provision	$—	$—

The Company had deferred tax income tax assets as of December 31, 2011 and 2012 as follows:

	December 31,
	2012	2011

Loss carry forwards	$27,224	$18,091
Less: valuation allowance	(27,224)	(18,091)

Total net deferred tax assets	$—	$—

The Company has maintained a full valuation allowance against the total deferred tax assets for all periods due to the uncertainty of future utilization.

As of December 31, 2012, the Company has net operating loss carry forwards of $68,060 which expire $14,625 in 2029, $14,012 in 2030, $16,591 in 2031 and $22,832 in 2032.

(6)  Common Stock

During 2011, the Company sold and issued a total of 52,000 shares of restricted common stock in a series of private placements for $.25 per share with gross proceeds of $13,000.

There were no dilutive financial instruments issued or outstanding as of December 31, 2011 and 2012.

(7)  Related Party Transactions

Included in Accounts Payable and Accrued Expenses at December 31, 2011 and 2012 is $4,200 and $6,300, respectively, due to a Company, which is owned by a founding shareholder and Chief Executive Officer of XR, for rent and related cost for office space utilized by XR under a verbal month-to-month agreement.

(8)  Commitments and Contingencies

Rental Agreement

The Company rents office space from a related party (see Note 7) under a month-to-month agreement which provides for rent of $175 per month.

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

Consulting Agreement

On May 30, 2012, the Company entered into an Agreement for Advisory Services (the “Agreement”) with a consulting firm (the “Advisor”). The Agreement provided for the Advisor to introduce the Company to a qualified market maker (who would submit a Form 211 application with FINRA to quote and trade shares of the Company’s common stock) and to assist the Company in preparing and obtaining FINRA approval of the Form 211 application for a consulting fee of $4,000, which the Company paid to the Advisor on June 11, 2012. The Agreement had a term beginning May 30, 2012 and expired upon FINRA approval of the Form 211 application. At June 30, 2012, the $4,000 payment was classified as Prepaid Consulting on the Balance Sheet and was expensed during the three months ended September 30, 2012.

Major Source of Revenue

One utility accounted for 100% and 100% of Commissions Revenue for the years ended December 31, 2011 and 2012, respectively.

Conflicts of Interests

The Chief Executive Officer of the Company is currently involved in other business activities and may become involved in additional business opportunities in the future. As such, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

(9)  Subsequent Events

On January 31,2013, the Company was advanced $15,000 from its Chief Executive Officer under the Promissory Note dated May 10, 2012 (see Note 3), increasing the balance of the note payable from $5,000 at December 31, 2012 to $20,000.

On January 30, 2013, the Company paid its Transfer Agent $9,500 in connection with an application to be filed with the Depository Trust Company (“DTC”) for DTC eligibility of the Company’s common stock.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2012, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:

We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICER

The Executive Officer and Director of the Company is as follows:

Name	Age	Position	Date Elected
Anthony P. Muratore	42	President and Director	August 31, 2009
Tara Muratore	41	Treasurer, Secretary and Director	August 31, 2009

Anthony P. Muratore has been the President of the Company since August 31, 2009. Since 2001, Mr. Muratore been the President of Consumer One Mortgage, arranging loans in both commercial and residential markets. From 2003 through 2007, he was a retail account executive with GunnAllen Financial Inc. serving individual investors . Mr. Muratore graduated SUNY Oneonta in 1991 with a B.S. in Business Economics. We believe that Mr. Muratore's qualifications to sit on our board of directors include his extensive experience analyzing and negotiating loan documentation.

Tara Muratore has been the Secretary, Treasurer of the Company since August 31, 2009. Since 2006, Mrs. Muratore has worked as an accountant at SLP Financial Solutions. Mrs. Muratore graduated LI University C.W. Post in 1992 with a B.S. in Accounting. We believe Mrs. Muratore's qualifications to sit on our board of directors include her many years as an accountant for small, privately held companies.

Anthony Muratore and Tara Muratore are husband and wife.  None of our directors or officers is a director in any other reporting companies.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years.  The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

The foregoing persons may be deemed a "promoter" and "parent" of the Company as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

Currently, Mr. Muratore receives no compensation for his services as President and Director. We have no formal employment or consulting agreement with Mr. Muratore. On September 8, 2009, Mr. Muratore was issued 12,000,000 shares of our common stock in consideration for his services as an officer to the Company, valued in the amount of $1,200.

Currently, Mrs. Muratore receives no compensation for her services as Treasurer, Secretary and Director. We have no formal employment or consulting agreement with Mrs. Muratore. On September 8, 2009, Mrs. Muratore was issued 8,000,000 shares of our common stock in consideration for her services as an officer to the Company, valued in the amount of $800.

We do not currently have any benefits, such as health or life insurance, available to our employees, officers or directors.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation	All Other Compensation	Totals
Anthony Muratore	2012	0	0	0	0	0	0	0	0
(President)	2011	0	0	0	0	0	0	0	0
Tara Muratore	2012	0	0	0	0	0	0	0	0
(Treasurer)	2011	0	0	0	0	0	0	0	0

(1)	On September 8, 2009, Mr. Muratore was issued 12,000,000 shares of our common stock in consideration for his services as an officer to the Company, valued in the amount of $1,200.

(2)	On September 8, 2009, Mrs. Muratore was issued 8,000,000 shares of our common stock in consideration for her services as an officer to the Company, valued in the amount of $800.

Since our incorporation on August 31, 2009, no stock options or stock appreciation rights were granted to any of our directors or executive officers, none of our directors or executive officers exercised any stock options or stock appreciation rights, and none of them hold unexercised stock options. We have no long-term incentive plans.

OUTSTANDING EQUITY AWARDS

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

COMPENSATION OF DIRECTORS

During the period from August 31, 2009 (inception) to December 31, 2012, none of our directors received compensation for services rendered in their capacity as a director.

No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

There are no annuity, pension or retirement benefits proposed to be paid to any officer or director or employee in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

OPTIONS

There are no options outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this prospectus by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

The percentages below are calculated based on 22,818,800 shares of our common stock issued and outstanding as of December 31, 2012.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o XR Energy Inc., 373 Smithtown Bypass, Hauppauge, NY 11788

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Common Stock	Anthony P. Muratore	12,000,000	52.59%
Common Stock	Tara Muratore	8,000,000	35.06%
Common Stock	Officers and Directors as a Group	20,000,000	87.65%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of December 31, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 8, 2009, we issued 12,000,000 shares of our common stock to Anthony Muratore. These shares were issued in exchange for services provided to us as an officer of the Company which we valued at $1,200. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.  Mr. Muratore is a founder of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On September 8, 2009, we issued 8,000,000 shares of our common stock to Tara Muratore. These shares were issued in consideration for services provided to us as an officer to the Company which we valued in the amount of $800. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.  Mrs. Muratore is a founder of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

We rent office space from Mr. Muratore under a month-to-month oral agreement pursuant to which we pay $175 per month. As of March 31, 2012 we owe Mr. Muratore $4,725 for accrued rent.

Anthony Muratore and Tara Muratore are husband and wife.

Each of the above persons is considered a "promoter" under the rules and regulations of the SEC. None of the above promoters received, or is to receive, anything from the Company, either directly or indirectly, other than the shares of the Company stated above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services, including quarterly reviews, were $7,500 for audit-related services were $0, for tax services were $0 and for other services were $0 during the year ended December 31, 2012.

The total fees charged to the Company for audit services, including quarterly reviews, were $5,000, for audit-related services were $0, for tax services were $0 and for other services were $0 during the year ended December 31, 2011.

PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

Exhibit No.		Desscription	Location
3.1		Articles of Incorporation of XR Energy, Inc	Incorporated by reference to Exhibit 3.1 to Registrant’s SEC Form S-1 filed on November 23, 2011
3.2		By-laws of XR Energy, Inc	Incorporated by reference to Exhibit 3.1 to Registrant’s SEC Form S-1 filed on November 23, 2011
4.1		Promissory Note	Incorporated by reference to Exhibit 4.1 to Registrant’s Amendment No. 1 to SEC Form S-1 filed on May 15, 2012
10.1		Consulting Agreement dated September 22, 2009 between XR Energy Inc. and RJB Consulting Inc	Incorporated by reference to Exhibit 3.1 to Registrant’s SEC Form S-1 filed on November 23, 2011
10.2		Consulting Agreement dated September 22, 2009 between XR Energy Inc. and Stephen Giametta	Incorporated by reference to Exhibit 3.1 to Registrant’s SEC Form S-1 filed on November 23, 2011
10.3		Consulting Agreement dated September 22, 2009 between XR Energy Inc. and Andew Vicari	Incorporated by reference to Exhibit 3.1 to Registrant’s SEC Form S-1 filed on November 23, 2011
10.4		Compensation Agreement dated August 2, 2010 between XR Energy Inc. and East Coast Power, LLC	Incorporated by reference to Exhibit 10.5 to Registrant’s Amendment No. 3 to SEC Form S-1 filed on June 29, 2012.
10.5		Representative & Fee Agreement dated May 23, 2012 between Lexington Power & Light LLC. and East Coast Power, LLC	Incorporated by reference to Exhibit 10.5 to Registrant’s Amendment No. 3 to SEC Form S-1 filed on June 29, 2012.
31.1		Rule 13a-14(a)/15d-14(a) Certifications of Anthony Muratore, President	Filed herewith.
31.2		Rule 13a-14(a)/15d-14(a) Certifications of Tara Muratore, Treasurer	Filed herewith.
32.1		Section 1350 Certifications of Anthony Muratore, President	Filed herewith.
32.2		Section 1350 Certifications of Tara Muratore, Treasurer	Filed herewith.

101.	INS	XBRL Instance Document**

101.	SCH	XBRL Taxonomy Extension Schema Document**

101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.	LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 22, 2013 XR Energy Inc., Registrant

Date: March 21, 2013	XR Energy
By: /s/ Anthony P. Muratore
Anthony P. Muratore President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 21, 2013	XR Energy
By: /s/ Tara Muratore
Tara Muratore President Accounting Officer and Chief Financial Officer

