Form 10-Q
period 2013-03-31
XR Energy Inc.
filed 2013-05-13
CIK 1535194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

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

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,818,800 shares of common stock issued and outstanding as of May __, 2013.

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

XR Energy, Inc.

Unaudited

(Expressed in U.S. Dollars)

March 31, 2013

XR Energy, Inc.
Balance Sheets
As of March 31, 2013 (Unaudited) and December 31, 2012

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$4,493	$ 1,253
Accrued commissions receivable	--	605
Total current assets	4,493	1,858
Total Assets	4,493	$ 1,858

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$10,176	$ 6,968
Note payable - officer	20,000	5,000
Total current liabilities	30,176	11,968
Long-term liabilities:
Due to officer	1,250	1,250
Total Liabilities	31,426	13,218

Stockholders' Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized, 22,818,800 shares issued and outstanding as of March 31, 2013 and December 31,2012	2,282	2,282
Additional paid in capital	54,418	54,418
Accumulated deficit	(83,633)	(68,060)
Total Stockholders' Equity (Deficit)	(26,933)	(11,360)
Total Liabilities and Stockholders' Equity	4,493	$ 1,858

See accompanying notes to financial statements

XR Energy, Inc.
Statements of Operations
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012

Revenues	$ 1,777	$ 1,445
Total revenues	1,777	1,445

Operating expenses
General and administrative:
Professional fees	6,750	2,000
Transfer agent fees	9,500	--
Rent and utilities	525	525
Filing fees	297	--
Advertising and promotion	--	200
Corporate income taxes	29	25
Bank charges	66	--
Interest expense	183	--
Total operating expenses	17,350	2,750
Net profit (loss)	$ (15,573)	$ (1,305)

Net profit (loss) per share - basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	22,818,800	22,818,800

See accompanying notes to financial statements

XR Energy, Inc.
Statement of Stockholders' Equity
For the Three Months Ended March 31, 2013
(Unaudited)

	Common stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances at December 31, 2012	22,818,800	$ 2,282	$ 54,418	$ (68,060)	$ (11,360)
Net profit (loss) for the three months ended March 31, 2013	--	--	--	(15,573)	(15,573)
Balances at March 31, 2013 (Unaudited)	22,818,800	$ 2,282	$ 54,418	$ (83,633)	$ (26,933)

See accompanying notes to financial statements

XR Energy, Inc.
Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012

Cash Flows from Operating Activities:
Net Profit (Loss)	$ (15,573)	$ (1,305)
Adjustments to reconcile net profit (loss) to net cash provided (used) by operating activities:
Changes in operating assets and liabilities:
Accrued commissions receivable	605	--
Accounts payable and accrued expenses	3,208	525
Total adjustments	3,813	525
Net cash provided by (used in) operating activities	(11,760)	(780)

Cash Flows From Financing Activities:
Note payable advance	15,000	--
Net cash provided by financing activities	15,000	--

Net increase (decrease) in cash and cash equivalents	3,240	(780)

Cash and cash equivalents, beginning of the period	1,253	16,922
Cash and cash equivalents, end of the period	$ 4,493	$ 16,142

Supplemental Disclosures:
Interest and taxes paid:
Cash paid for interest expense	$ --	$ --
Cash paid for income taxes	$ 29	$ 25

See accompanying notes to financial statements

XR Energy, Inc.

Notes To Financial Statements

For The Three Months Ended March 31, 2013 and 2012 (Unaudited)

(1) Organization and Business Description

XR Energy, Inc. (“XR” or the “Company”) was incorporated under the laws of the State of Nevada on August 31, 2009. XR offers energy consulting services to smaller sized middle market companies in the New York Metropolitan Area. The Company also earns a commission from the related utility for energy services brokered and sold to its customers.

Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of March 31, 2013, the Company had cash of $4,493 and a working capital deficit of $25,683. For the period August 31, 2009 (inception) through March 31, 2013, the Company had minimal revenues and a cumulative net loss of $83,633. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. However, the Company plans to improve its financial condition by raising additional capital by selling shares of its common stock. Also, the Company plans to pursue new customers and acquisition prospects in order to attain profitable operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. The accompanying unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the years ended December 31, 2011 and 2012 included in our Form 10-K filed with the SEC.

(3)  Related Party Transactions

Included in Accounts Payable and Accrued Expenses at December 31, 2012 and March 31, 2013 is $6,300 and $6,825, respectively, due to a Company, which is owned by a founding shareholder and officer of XR, for rent and related costs for office space utilized by XR under a verbal month-to-month agreement.

(4) Note Payable – Officer

On May 10, 2012, the Company executed a Promissory Note payable to the Chief Executive Officer (the “Holder”). The Promissory Note provides that until May 10, 2013, upon two business days prior written notice to the Holder, the Company may borrow from the Holder, from time to time, any amount in increments of up to $5,000, provided that the aggregate principal amount outstanding under this note shall not exceed $25,000 and the Holder shall not be obligated to make any advances if an Event of Default has occurred and is continuing. The Promissory Note accrues interest at a rate of 5% per annum (default rate of 15% per annum) and is due no later than May 10, 2013. As of March 31, 2013, the Company has borrowed $20,000 and has accrued interest in the amount of $257 related to this Promissory Note.

(5) Due To Officer

Due to Officer of $1,250 at March 31, 2013 and December 31, 2012 represents monies advanced to the Company by a major shareholder of the Company for the purpose of providing working capital for the business. The amount due is non-interest bearing and is payable on demand. The balance has been classified as a Long-term Liability because a demand for payment is not expected currently.

(6)  Commitments and Contingencies

Rental Agreement

The Company rents office space from a related party (see Note 3) under a month-to-month agreement which provides for rent of $175 per month.

Major Source of Revenue

One utility accounted for 100% of Commissions Revenue for the three months ended March 31, 2013 and 2012.

Conflicts of Interests

The Chief Executive Officer of the Company is currently involved in other business activities and may become involved in additional business opportunities in the future. As such, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

(7) – STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 100,000,000 shares of its $0.0001 common stock.

At March 31, 2013 and December 31, 2012, there were 22,818,800 shares issued and outstanding.

During the three months ended March 31, 2013, the Company did not issue any shares of common stock.

(8) - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, we have evaluated subsequent events through May __, 2013, the date of available issuance of these audited financial statements. During this period, we did not have any material recognizable subsequent events.

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

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012:

Revenues

For the three months ended March 31, 2013, we had $1,777 in income as compared to $1,445 of income for the three months ended March 31, 2012. This income was collected from East Coast Power, LLC.

Total operating expenses

For the three months ended March 31, 2013 total operating expenses were $17,350 which consisted primarily of $6,750 for professional fees, $9,500 for transfer agent fees and $525 for rent and utilities, as compared to $2,750 of operating expenses for the three months ended March 31, 2012 which consisted primarily of $2,000 for professional fees and $525 for rent and utilities. The increase in operating expenses was primarily as a result of an increase in the professional fees and transfer agent fees.

Net loss

Net loss for the three months ended March 31, 2013 was $15,573, as compared to net loss of $1,305 for the three months ended March 31, 2012. The increase in net loss was primarily the result of an increase in the amount of professional fees and transfer agent fees .

Liquidity and Capital Resources

As of March 31, 2013, the Company had a cash balance of $4,493.  From September 2010 through July 2011 the Company sold an aggregate of 118,800 shares of its common stock in a private placement and raised gross proceeds of $29,700. The Company believes that such funds will be insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company.

On May 10, 2012, the Company executed a Promissory Note payable to Anthony Muratore, our president and a director. The note provides that until May 10, 2013, upon two business days' prior written notice to Mr. Muratore, we may borrow, from time to time, any amounts in increments of up to $5,000, provided that the aggregate principal amount outstanding under this note does not exceed $25,000. The note bears interest at a rate of 5% (default rate of 15%) and is due no later than May 10, 2013. As of March 31, 2013 the company has borrowed a total of $20,000 from Mr. Muratore.

The Company currently has no other agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  Since the Company has no significant arrangement or plan currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

We currently have no other commitments with any person for any capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Michael T. Studer CPA P.C. is our auditors. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2013.

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

Date: May 13 2013, 2012	XR Energy
By: /s/ Anthony Muratore
Name:Anthony Muratore Title: President ( principal executive officer ) and Director