Form 10-Q
period 2013-06-30
XR Energy Inc.
filed 2013-08-12
CIK 1535194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

❑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

_________________

XR ENERGY INC.

(Exact name of registrant as specified in its charter)

_________________

Nevada	333-178156	27-0851973
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

373 Smithtown Bypass, Suite 198 Hauppauge, NY 11788
(Address of Principal Executive Offices) (Zip Code)

(631)-913-8090
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ❑	Accelerated filer ❑	Non-accelerated filer ❑	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ❑ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,818,800 shares of common stock issued and outstanding as of August 12, 2013.

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

XR Energy, Inc.

Unaudited

(Expressed in U.S. Dollars)

June 30, 2013

XR Energy, Inc.
Balance Sheets
As of June 30, 2013 (Unaudited) and December 31, 2012
	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$1,168	$ 1,253
Accrued commissions receivable	--	605
Total current assets	1,168	1,858
Total Assets	1,168	$ 1,858

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$8,456	$ 6,968
Note payable - officer	22,500	5,000
Total current liabilities	30,956	11,968
Long-term liabilities:
Due to officer	1,250	1,250
Total Liabilities	32,206	13,218

Stockholders' Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized, 22,818,800 shares issued and outstanding as of June 30, 2013 and December 31,2012	2,282	2,282
Additional paid in capital	54,418	54,418
Accumulated deficit	(87,738)	(68,060)
Total Stockholders' Equity (Deficit)	(31,038)	(11,360)
Total Liabilities and Stockholders' Equity	1,168	$ 1,858

See accompanying notes to financial statements

XR Energy, Inc.
Statements of Operations
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenues	$ 1,128	$ 2,298	$ 2,905	$ 3,743
Total revenues	1,128	2,298	$ 2,905	$ 3,743

Operating expenses
General and administrative:
Professional fees	3,380	8,338	10,130	10,338
Transfer agent fees	722	--	10,222	--
Rent and utilities	525	525	1,050	1,050
Filing fees	297	471	594	471
Advertising and promotion	--	--	--	200
Corporate income taxes	--	405	29	430
Bank charges	54	25	120	25
Interest expense	256	--	438	--
Total operating expenses	5,234	9,764	22,583	12,514
Net profit (loss)	$ (4,106)	$ (7,466)	$ (19,678)	$ (8,771)

Net profit (loss) per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	22,818,800	22,818,800	22,818,800	22,818,800

See accompanying notes to financial statements

XR Energy, Inc.
Statement of Stockholders' Equity
For the Six Months Ended June 30, 2013
(Unaudited)
	Common stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances at December 31, 2012	22,818,800	$ 2,282	$ 54,418	$ (68,060)	$ (11,360)
Net profit (loss) for the six months ended June 30, 2013	--	--	--	(19,678)	(19,678)
Balances at June 30, 2013 (Unaudited)	22,818,800	$ 2,282	$ 54,418	$ (87,738)	$ (31,038)

See accompanying notes to financial statements

XR Energy, Inc.
Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)
	For the Six Months Ended
	June 30, 2013	June 30, 2012

Cash Flows from Operating Activities:
Net Profit (Loss)	$ (19,678)	$ (8,771)
Adjustments to reconcile net profit (loss) to net cash provided (used) by operating activities:
Changes in operating assets and liabilities:
Accrued commissions receivable	605	--
Prepaid consulting	--	(4,000)
Accounts payable and accrued expenses	1,488	1,050
Total adjustments	2,093	(2,950)
Net cash provided by (used in) operating activities	(17,585)	(11,721)

Cash Flows From Financing Activities:
Increase in note payable – related party	17,500	--
Net cash provided by financing activities	17,500	--

Net increase (decrease) in cash and cash equivalents	(85)	(11,721)

Cash and cash equivalents, beginning of the period	1,253	16,922
Cash and cash equivalents, end of the period	$ 1,168	$ 5,201

Supplemental Disclosures:
Interest and taxes paid:
Cash paid for interest expense	$ --	$ --
Cash paid for income taxes	$ 29	$ 430

See accompanying notes to financial statements

XR Energy, Inc.

Notes To Financial Statements

For The Three and Six Months Ended June 30, 2013 and 2012 (Unaudited)

(1) Organization and Business Description

XR Energy, Inc. (“XR” or the “Company”) was incorporated under the laws of the State of Nevada on August 31, 2009. XR offers energy consulting services to smaller sized middle market companies in the New York Metropolitan Area. The Company also earns a commission from the related utility, or Energy Service Company (“ESCO”), for energy supply brokered and sold to its customers.

Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of June 30, 2013, the Company had cash of $1,168 and a working capital deficit of $29,788. For the period August 31, 2009 (inception) through June 30, 2013, the Company had minimal revenues and a cumulative net loss of $87,738. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. However, the Company plans to improve its financial condition by raising additional capital by selling shares of its common stock. Also, the Company plans to pursue new customers and acquisition prospects in order to attain profitable operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. The accompanying unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the years ended December 31, 2011 and 2012 included in our Form 10-K filed with the SEC.

(3)  Related Party Transactions

Included in Accounts Payable and Accrued Expenses at December 31, 2012 and June 30, 2013 is $6,300 and $7,350, respectively, due to a Company, which is owned by a founding shareholder and officer of XR, for rent and related costs for office space utilized by XR under a verbal month-to-month agreement.

(4) Note Payable – Officer

On May 10, 2012, the Company executed a Promissory Note payable to the Chief Executive Officer (the “Holder”). The Promissory Note provides that until May 10, 2013, upon two business days prior written notice to the Holder, the Company may borrow from the Holder, from time to time, any amount in increments of up to $5,000, provided that the aggregate principal amount outstanding under this note shall not exceed $25,000 and the Holder shall not be obligated to make any advances if an Event of Default has occurred and is continuing. The Promissory Note accrues interest at a rate of 5% per annum (default rate of 15% per annum) and is due no later than September 13, 2013, one year from the date the loan was first made. As of June 30, 2013, the Company has borrowed $22,500 and has accrued interest in the amount of $513 related to this Promissory Note.

(5) Due To Officer

 Due to Officer of $1,250 at June 30, 2013 and December 31, 2012 represents monies advanced to the Company by a major shareholder of the Company for the purpose of providing working capital for the business. The amount due is non-interest bearing and is payable on demand. The balance has been classified as a Long-term Liability because a demand for payment is not expected currently.

(6)  Commitments and Contingencies

 Rental Agreement

The Company rents office space from a related party (see Note 3) under a month-to-month agreement which provides for rent of $175 per month.

Major Source of Revenue

One utility accounted for 100% of Commissions Revenue for the six months ended June 30, 2013 and 2012.

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

At June 30, 2013 and December 31, 2012, there were 22,818,800 shares issued and outstanding.

During the six months ended June 30, 2013, the Company did not issue any shares of common stock.

(8) - SUBSEQUENT EVENTS

 In accordance with ASC 855, Subsequent Events, we have evaluated subsequent events through August __, 2013, the date of available issuance of these audited financial statements. During this period, we did not have any material recognizable subsequent events.

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

Results of Operations

Comparison of Three Months Ended June 30, 2013 and 2012:

Revenues

 For the three months ended June 30, 2013, we had $1,128 in revenues as compared to $2,298 of revenues for the three months ended June 30, 2012. These revenues were collected from East Coast Power, LLC.

Total operating expenses

For the three months ended June 30, 2013 total operating expenses were $5,234 which consisted primarily of $3,380 for professional fees and $525 for rent and utilities, as compared to $9,764 of operating expenses for the three months ended June 30, 2012 which consisted primarily of $8,338 for professional fees and $525 for rent and utilities. The decrease increase in operating expenses was primarily as a result of the decrease in professional fees.

Net loss

Net loss for the three months ended June 30, 2013 was $4,106 as compared to net loss of $7,466 for the three months ended June 30, 2012. The decrease in net loss was primarily the result of a decrease in the amount of professional fees.

Comparison of Six Months Ended June 30, 2013 and 2012:

Revenues

For the six months ended June 30, 2013, we had $2,905 in revenues as compared to $3,743 of revenues for the six months ended June 30, 2012. These revenues were collected from East Coast Power, LLC.

Total operating expenses

For the six months ended June 30, 2013 total operating expenses were $22,583 which consisted primarily of $10,130 for professional fees, $10,222 for transfer agent fees and $1,050 for rent and utilities, as compared to $12,514 of operating expenses for the six months ended June 30, 2012 which consisted primarily of $10,338 for professional fees and $1,050 for rent and utilities. The increase in operating expenses was primarily as a result of the increase in transfer agent fees.

Net loss

Net loss for the six months ended June 30, 2013 was $19,678, as compared to net loss of $8,771 for the six months ended June 30, 2012. The increase in net loss was primarily the result of an increase in the amount of transfer agent fees.

Liquidity and Capital Resources

As of June 30, 2013, the Company had a cash balance of $1,168.  From September 2010 through July 2011 the Company sold an aggregate of 118,800 shares of its common stock in a private placement and raised gross proceeds of $29,700. The Company believes that such funds will be insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company.

On May 10, 2012, the Company executed a Promissory Note payable to Anthony Muratore, our president and a director. The note provides that until May 10, 2013, upon two business days' prior written notice to Mr. Muratore, we could borrow, from time to time, any amounts in increments of up to $5,000, provided that the aggregate principal amount outstanding under this note does not exceed $25,000. The note bears interest at a rate of 5% (default rate of 15%) and is due no later than September 13, 2013, one year from the date the loan was first made. As of June 30, 2013 the Company has borrowed a total of $22,500 from Mr. Muratore.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2013.

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

Date: August 12, 2013	XR ENERGY, INC .
	By	/s/ Anthony Muratore
Name: Anthony Muratore Title: President (principal executive officer) and Director

Exhibit 31.1

CERTIFICATION OF

CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Anthony Muratore, certify that:

1.	I have reviewed the quarterly report on Form 10-Q for the quarterly period ended June 30, 2013 of XR Energy Inc. (the “registrant”);
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;
b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c.	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d.	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5.	The registrant’s other certifying officer(s) and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 12, 2013	XR ENERGY, INC .
	By	/s/ Anthony Muratore
Name: Anthony Muratore Title: President (principal executive officer) and Director

Exhibit 31.2

CERTIFICATION OF

PRINCIPAL FINANCIAL OFFICER

PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Tara Muratore, certify that:

1.	I have reviewed the quarterly report on Form 10-Q for the quarterly period ended June 30, 2013 of XR Energy Inc. (the “registrant”);
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;
b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c.	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d.	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5.	The registrant’s other certifying officer(s) and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 12, 2013	XR ENERGY INC.
	By	/s/ Tara Muratore
Name: Tara Muratore Title: Treasurer and Secretary (principal financial and accounting officer) and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Anthony Muratore, President and Director of XR Energy Inc. (the “Company”), certifies, under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2013 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 12, 2013	XR ENERGY, INC .
	By	/s/ Anthony Muratore
Name: Anthony Muratore Title: President (principal executive officer) and Director

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Tara Muratore, Treasurer, Secretary and Director of XR Energy Inc. (the “Company”), certifies, under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2013 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 12, 2013	XR ENERGY INC.
	By	/s/ Tara Muratore
Name: Tara Muratore Title: Treasurer and Secretary (principal financial and accounting officer) and Director

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.