Form 10-Q
period 2013-09-30
XR Energy Inc.
filed 2013-11-14
CIK 1535194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,818,800 shares of common stock issued and outstanding as of November 13, 2013.

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

XR Energy, Inc.

Unaudited

(Expressed in U.S. Dollars)

September 30, 2013

XR Energy, Inc.
Balance Sheets
As of September 30, 2013 (Unaudited) and December 31, 2012

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,056	$1,253
Accrued Commissions Receivable	—	605
Total current assets	1,056	1,858
Total Assets	$1,056	$1,858

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$9,276	$6,968
Note payable line of credit	25,000	5,000
Total current liabilities	34,276	11,968
Long-term liabilities:
Due to officer	2,250	1,250
Total Liabilities	36,526	13,218

Stockholders' Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized, 22,818,800 shares issued and outstanding as of September 30, 2013 and December 31,2012	2,282	2,282
Additional paid in capital	54,418	54,418
Accumulated deficit	(92,170)	(68,060)
Total Stockholders' Equity	(35,470)	(11,360)
Total Liabilities and Stockholders' Equity	$1,056	$1,858

See accompanying notes to financial statements

XR Energy, Inc.
Statements of Operations
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	For the Three Months ended		For the Nine Months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Commission Revenue	$234	$918	$3,139	$4,661
Total revenues	234	918	3,139	4,661

Operating expenses
General and administrative:
Professional fees	2,748	8,676	12,878	19,014
Transfer Agent Fees	332	—	10,553	—
Rent and utilities	525	525	1,575	1,575
Filing fees	702	1,254	1,296	1,725
Interest Expense	295	—	734	—
Advertising and promotion	—	—	—	200
Corporate income taxes	—	—	29	430
Miscellaneous expenses	64	74	184	99
Total operating expenses	4,666	10,529	27,249	23,043
Net Profit / (Loss)	$(4,432)	$(9,611)	$(24,110)	$(18,382)

Net profit (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	22,818,800	22,818,800	22,818,800	22,803,859

 See accompanying notes to financial statements

XR Energy, Inc.
Statement of Stockholders' Equity
For the Nine Months Ended September 30, 2013
(Unaudited)

	Common stock	Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2012	22,818,800	$2,282	$54,418	$(68,060)	$(11,360)
Net profit (loss) for the nine months ended September 30, 2013	—	—	—	(24,110)	(24,110)
Balances at September 30, 2013 (Unaudited	22,818,800	$2,282	$54,418	$(92,170)	$(35,470)

 See accompanying notes to financial statements

XR Energy, Inc.
Statements of Cash Flows
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	For the Nine Months Ended
	September 30, 2013	September 30, 2012

Cash Flows from Operating Activities:
Net Profit (Loss)	$(24,110)	$(18,382)
Adjustments to reconcile net profit (loss) to net cash provided (used) by operating activities:
Changes in operating assets and liabilities:
Accrued Commissions Receivable	605
Accounts payable and accrued expenses	2,308	1,585
Total adjustments	2,913	1,585
Net cash provided by (used in) operating activities	(21,197)	(16,797)

Cash Flows From Financing Activities:
Increase in Due to Officer	1,000	—
Increase in Note Payable	20,000	5,000
Net cash provided by financing activities	21,000	5,000

Net increase (decrease) in cash and cash equivalents	(197)	(11,797)

Cash and cash equivalents, beginning of the period	1,253	16,922
Cash and cash equivalents, end of the period	$1,056	$5,125

Supplemental Disclosures:
Interest and taxes paid:
Cash paid for interest expense	$—	$—
Cash paid for income taxes	$29	$430

See accompanying notes to financial statements

XR Energy, Inc.

Notes To Financial Statements

For The Nine Months Ended September 30, 2012 and 2013 (Unaudited)

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

Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of September 30, 2013, the Company had cash of $1,056 and a working capital deficit of $33,220. For the period August 31, 2009 (inception) through September 30, 2013, the Company had minimal revenues and a cumulative net loss of $92,170. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. However, the Company plans to improve its financial condition by raising additional capital by selling shares of its common stock. Also, the Company plans to pursue new customers and acquisition prospects in order to attain profitable operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. The accompanying unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the years ended December 31, 2011 and 2012 included in our Form 10-K filed with the SEC.

(3)  Related Party Transactions

Included in Accounts Payable and Accrued Expenses at December 31, 2012 and September 30, 2013 is $6,300 and $7,875, respectively, due to a Company, which is owned by a founding shareholder and officer of XR, for rent and related costs for office space utilized by XR under a verbal month-to-month agreement.

XR Energy, Inc.

Notes To Financial Statements

For The Six Months Ended June 30, 2012 and 2013 (Unaudited)

(4) Note Payable

On May 10, 2012, the Company executed a Promissory Note payable to the Chief Executive Officer (the “Holder”). The Promissory Note provided that until May 10, 2013, upon two business days prior written notice to the Holder, the Company could borrow from the Holder, from time to time, any amount in increments of up to $5,000, provided that the aggregate principal amount outstanding under this note shall not exceed $25,000 and the Holder shall not be obligated to make any advances if an Event of Default has occurred and is continuing. The Promissory Note accrues interest at a rate of 5% per annum (default rate of 15% per annum) and was due no later than September 13, 2013, one year from the date the loan was first made. As of September 13, 2013, the Company had borrowed $25,000 and had accrued interest in the amount of $808 related to this Promissory Note. On September 13, 2013, the Holder sold this Promissory Note to an unrelated third party for face value. The purchaser and the Company agreed to extend the due date for an additional six months through March 12, 2014 under the same terms and conditions.

(5) Due To Officer

Due to Officer of $2,250 and $1,250 at September 30, 2013 and December 31, 2012, respectively, represents monies advanced to the Company by a major shareholder of the Company for the purpose of providing working capital for the business. The amount due is non-interest bearing and is payable on demand. The balance has been classified as a Long-term Liability because a demand for payment is not expected currently.

(6) Commitments and Contingencies

Rental Agreement

The Company rents office space from a related party (see Note 3) under a month-to-month agreement which provides for rent of $175 per month.

Major Source of Revenue

One utility accounted for 100% of Commissions Revenue for the nine months ended September 30, 2013 and 2012.

Conflicts of Interests

The Chief Executive Officer of the Company is currently involved in other business activities and may become involved in additional business opportunities in the future. As such, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

(7) STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 100,000,000 shares of its $0.0001 common stock.  At September 30, 2013 and December 31, 2012, there were 22,818,800 shares issued and outstanding.

During the three and nine months ended September 30, 2013, the Company did not issue any shares of common stock.

(8) SUBSEQUENT EVENTS

We have evaluated subsequent events through November 13, 2013, which is the date the financial statements were issued.

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

Results of Operations

For the three months ended September 30, 2013 and September 30, 2012

Revenues

For the three months ended September 30, 2013, we had $234 in revenue as compared to $918 of revenue for the three months ended September 30, 2012. This revenue was collected from East Coast Power, LLC.

Total operating expenses

For the three months ended September 30, 2013 total operating expenses were $4,666 which consisted primarily of $2,748 for professional fees and $525 for rent and utilities, as compared to $10,529 of operating expenses for the three months ended September 30, 2012 which consisted primarily of $8,676 for professional fees and $525 for rent and utilities.

Net loss

Net loss for the three months ended September 30, 2013 was $4,432, as compared to net loss of $9,611 for the three months ended September 30, 2012.

For the nine months ended September 30, 2013 and September 30, 2012

Revenues

The Company did not generate any significant revenues during the period from August 31, 2009 (inception) through September 30, 2013. For the nine months ended September 30, 2013, we had $3,139 in revenue as compared to $4,661 of revenue for the nine months ended September 30, 2012. This revenue was collected from East Coast Power, LLC.

Total operating expenses

For the nine months ended September 30, 2013 total operating expenses were $27,249 which consisted primarily of $12,878 for professional fees and $10,553 for transfer agent fees and $1,575 for rent and utilities, as compared to $23,043 of operating expenses for the nine months ended September 30, 2012 which consisted primarily of $19,014 for professional fees and $1,575 for rent and utilities. The increase in operating expenses was primarily as a result of an increase in the transfer agent fees.

Net loss

Net loss for the nine months ended September 30, 2013 was $24,110, as compared to net loss of $18,382 for the nine months ended September 30, 2012. The increase in net loss was primarily the result of an increase in the transfer agent fees.

Liquidity and Capital Resources

As of September 30, 2013, the Company had a cash balance of $1,056.  From September 2010 through July 2012 the Company sold an aggregate of 118,800 shares of its common stock in a private placement and raised gross proceeds of $29,700. The Company believes that such funds will be insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company.

On May 10, 2012, the Company executed a Promissory Note payable to the Chief Executive Officer (the “Holder”). The Promissory Note provides that until May 10, 2013, upon two business days prior written notice to the Holder, the Company may borrow from the Holder, from time to time, any amount in increments of up to $5,000, provided that the aggregate principal amount outstanding under this note shall not exceed $25,000 and the Holder shall not be obligated to make any advances if an Event of Default has occurred and is continuing. The Promissory Note accrues interest at a rate of 5% per annum (default rate of 15% per annum) and is due no later than September 13, 2013, one year from the date the loan was first made. As of September 13, 2013, the Company has borrowed $25,000 and has accrued interest in the amount of $808 related to this Promissory Note. On September 13, 2013, the Holder sold this Promissory Note to an unrelated third party for face value. The purchaser and the Company agreed to extend the due date for an additional six months through March 12, 2014 under the same terms and conditions.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2013.

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

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 2. Unregistered Sale of Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of XR Energy, Inc.	Incorporated by reference to Exhibit 3.1 to Registrant’s SEC Form S-1 filed on November 23, 2011.
3.2	By-laws of XR Energy, Inc.	Incorporated by reference to Exhibit 3.2 to Registrant’s SEC Form S-1 filed on November 23, 2011.
4.1	Promissory Note	Incorporated by reference to Exhibit 4.1 to Registrant’s Amendment No. 1 to SEC Form S-1 filed on May 15, 2012.
10.1	Consulting Agreement dated September 22, 2009 between XR Energy Inc. and RJB Consulting Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s SEC Form S-1 filed on November 23, 2011.
10.2	Consulting Agreement dated September 22, 2009 between XR Energy Inc. and Stephen Giametta	Incorporated by reference to Exhibit 10.2 to Registrant’s SEC Form S-1 filed on November 23, 2011.
10.3	Consulting Agreement dated September 22, 2009 between XR Energy Inc. and Andew Vicari	Incorporated by reference to Exhibit 10.3 to Registrant’s SEC Form S-1 filed on November 23, 2011.
10.4	Compensation Agreement dated August 2, 2010 between XR Energy Inc. and East Coast Power, LLC	Incorporated by reference to Exhibit 10.5 to Registrant’s Amendment No. 3 to SEC Form S-1 filed on June 29, 2012.
10.5	Representative & Fee Agreement dated May 23, 2012 between Lexington Power & Light LLC. and East Coast Power, LLC	Incorporated by reference to Exhibit 10.6 to Registrant’s Amendment No. 3 to SEC Form S-1 filed on June 29, 2012.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Anthony Muratore, President*

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Tara Muratore, Treasurer*

32.1	Section 1350 Certifications of Anthony Muratore, President*

32.2	Section 1350 Certifications of Tara Muratore, Treasurer*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2013	XR Energy
By: /s/ Anthony Muratore
Name: Anthony Muratore Title: President (principal executive officer) and Director

