Form 10-K
period 2013-12-31
XR Energy Inc.
filed 2014-04-15
CIK 1535194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number 000-1535194

XR Energy, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada 27-0851973

(State or Other Jurisdiction of (I.R.S. Employer

Incorporation or Organization) Identification No.)

373 Smithtown Bypass, Suite 198

Hauppauge, NY 11788

(631)-913-8090

(Address of Principal Executive Offices, Zip Code & Telephone Number)

Anthony P. Muratore

373 Smithtown Bypass, Suite 198

Hauppauge, NY 11788

(631)-913-8090

(Name, Address and Telephone Number of Agent for Service)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this

Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 14, 2014, the registrant had 33,818,800 shares of common stock issued and outstanding. The Market value of the 2,818,800 shares of voting stock held by non-affiliates of the registrant based upon the $0.93 closing trading price on April 9, 2014, was $2,621,484.

XR ENERGY, INC.

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

We were formed to offer energy consulting services to smaller sized middle market companies with revenues less than $5,000,000. We have nominal assets and minimal revenues since inception. Our financial statements from inception (August 31, 2009) through December 31, 2013 report minimal revenues of $17,036 and a net loss of $96,688. Our independent auditor has issued an audit opinion for XR Energy Inc. that includes a statement expressing substantial doubt as to our ability to continue as a going concern. Our fiscal year end is December 31st.

We had a total of 100,000,000 authorized common shares with a par value of $0.0001 per share with 22,818,800 common shares issued and outstanding as of December 31, 2013.

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

As we have minimal revenue, we are expecting losses over the next 12 months because we do not yet have sufficient revenues to offset the expenses associated with the development and implementation of our business plan. We have a cumulative net loss of $96,688 as of December 31, 2013. We cannot guarantee that we will ever be successful in generating significant revenues in the future. We recognize that if we are unable to generate significant revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

The Company has minimal revenues and incurred a cumulative net loss of $96,688 as of December 31, 2013. Furthermore, we anticipate generating losses for the next 12 months. These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the years ended December 31, 2012 and 2013. Our ability to continue as a going concern is dependent upon our ability to raise additional funds, either in the form of debt or equity or some combination thereof and/or achieve sufficient profitable operations. There is no assurance that the Company will be able to raise such funds or achieve such profitable operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

•	Market Information.

Our Common Stock, $0.0001 par value, is traded on the OTCQB (Over the Counter Bulletin Board) under the symbol: XREG. The stock was cleared for quotation on the OTCQB on October 25, 2012.

•	Holders of Common Stock.

As of December 31, 2013 there are 22,818,800 shareholders of record of our common stock.

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

•	Dividends.

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

•	Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

There are no securities subject to outstanding warrants or options to purchase common stock.

•	Recent Sales of Unregistered Securities

Not Applicable.

•	Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2013.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

As of December 31, 2013, the Company had $289 in cash and cash equivalents as compared to $1,253 as of December 31, 2012. We believe that such funds will not be sufficient to effectuate our plans with respect to the Company’s proposed operation over the next twelve months. We will need to seek additional capital for the purpose of effectuating our business plan.

Revenues

The Company did not generate any significant revenues during the period from August 31, 2009 (inception) through December 31, 2013. For the year ended December 31, 2013, we had $4,087 in income as compared to $5,266 of income for the year ended December 31, 2012. This income was collected from East Coast Power, LLC. and Lexington Power & Light LLC.

Total operating expenses

For the year ended December 31, 2013 total operating expenses were $32,715 which consisted primarily of $15,546 for professional fees, $11,341 for transfer agent fees and $2,100 for rent and utilities, as compared to $28,098 of operating expenses for the year ended December 31, 2012 which consisted of $21,578 for professional fees and $2,100 for rent and utilities. The increase in operating expenses was primarily as a result of an increase in the transfer agent fees.

Net loss

Net loss for the year ended December 31, 2013 was $28,628, as compared to a net loss of $22,832 for the year ended December 31, 2012. The increase in net loss was primarily the result of an increase in the amount of transfer agent fees.

Liquidity and Capital Resources

As of December 31, 2013, the Company had a cash balance of $289. During the twelve months ended December 31, 2013 the Company did not sell any shares of its common stock. There can be no assurance that additional capital will be available to the Company.

On May 10, 2012, the Company executed a 5% Promissory Note payable to Anthony P. Muratore, our former president and a director. On September 13, 2013, the Holder sold this Promissory Note to an unrelated third party (Beacon Capital, LLC) for face value. The purchaser and the Company agreed to extend the due date for an additional six months through March 12, 2014 (“Maturity Date”) under the same terms and conditions. On November 25, 2013, this note was amended to add a conversion feature whereby the note is convertible in whole or in part, at the sole discretion of the holder, beginning after the Maturity Date into shares of common stock at a conversion price of $.0025 per share.

On March 4, 2014, the Company and Beacon Capital, LLC agreed to extend the Maturity Date of the Convertible Promissory Note for an additional six months to August 12, 2014(See Note 3).

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of XR Energy, Inc.

I have audited the accompanying balance sheets of XR Energy, Inc. (the "Company") as of December 31, 2013 and 2012 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XR Energy, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

April 4, 2014

Freeport, New York

XR Energy, Inc.
Balance Sheets
As of December 31, 2013 and December 31, 2012
	December 31, 2013	December 31, 2012

ASSETS

Current assets
Cash and cash equivalents	$289	$1,253
Accrued commissions receivable	948	605
Total current assets	1,237	1,858
Total Assets	$1,237	$1,858

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued expenses	$11,475	$6,968
Convertible Note payable	25,000	5,000
Total current liabilities	36,475	11,968
Long-term liabilities:
Due to officer	4,750	1,250
Total Liabilities	41,225	13,218

Stockholders' Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized, 22,818,800 shares issued and outstanding as of December 31, 2013 and December 31,2012	2,282	2,282
Additional paid in capital	54,418	54,418
Accumulated deficit	(96,688)	(68,060)

Total Stockholders' Equity	(39,988)	(11,360)
Total Liabilities and Stockholders' Equity	$1,237	$1,858

See accompanying notes to financial statements

XR Energy, Inc.
Statements of Operations
For the Years Ended December 31, 2013 and 2012

	For the Years ended December 31,
	2013	2012

Revenue	$4,087	$5,266
Total revenues	4,087	5,266

Operating expenses
General and administrative:
Professional fees	15,546	21,578
Transfer agent fees	11,341	1,191
Rent and utilities	2,100	2,100
Filing fees	1,841	2,121
Corporate income taxes	600	430
Office expenses	10	471
Bank charges	228	133
Interest expense	1,048	74
Total operating expenses	32,715	28,098
Net profit / (loss)	$(28,628)	$(22,832)

Net profit (loss) per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	22,818,800	22,818,800

See accompanying notes to financial statements

XR Energy, Inc.
Statement of Stockholders' Equity
For the Years Ended December 31, 2013

	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2010	22,766,800	$2,277	$41,423	$(28,637)	$15,063

Private Placements of Common Shares	52,000	5	12,995	—	13,000

Net (loss) for the year ended December 31, 2011	—	—	—	(16,591)	(16,591)

Balance, December 31, 2011	22,818,800	2,282	54,418	(45,228)	11,472

Net (loss) for the year ended December 31, 2012	—	—	—	(22,832)	(22,832)

Balance, December 31, 2012	22,818,800	2,282	54,418	(68,060)	(11,360)
Net (loss) for the year ended December 31, 2013	________-	___-	_____-	(28,628)	(28,628)

Balance, December 31, 2013	22,818,800	$2,282	$54,418	$(96,688)	$(39,988)

See accompanying notes to financial statements

XR Energy, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012

	For the Years Ended
	December 31, 2013	December 31, 2012

Cash Flows from Operating Activities:
Net profit (loss)	$(28,628)	$(22,832)
Adjustments to reconcile net profit (loss) to net cash provided (used) by operating activities:
Changes in operating assets and liabilities:
Accrued commissions receivable	(343)	(605)
Accounts payable and accrued expenses	4,507	2,768
Total adjustments	4,164	2,163
Net cash provided (used) by operating activities	(24,464)	(20,669)

Cash Flows From Financing Activities:
Note payable	20,000	5,000
Advances from former officer	3,500	—
Net cash provided by financing activities	23,500	5,000

Net (decrease) in cash and cash equivalents	(964)	(15,669)

Cash and cash equivalents, beginning of the period	1,253	16,922
Cash and cash equivalents, end of the period	$289	$1,253

Supplemental Disclosures:
Interest and taxes paid:
Cash paid for interest expense	$—	$—
Cash paid for income taxes	$29	$430
Non-Cash Financing Activities:

Reclassification of Note Payable Line of Credit to Convertible Note Payable	$25,000	$—

See accompanying notes to financial statements

XR ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2013

(1) Organization and Business Description

XR Energy, Inc. (“XR” or the “Company”) was incorporated under the laws of the State of Nevada on August 31, 2009. XR offers energy consulting services to smaller sized middle market companies in the New York Metropolitan Area. The Company also earns a commission from the related utility for energy services brokered and sold to its customers.

Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of December 31, 2013, the Company had cash of only $289 and a working capital deficit of $35,238. For the period August 31, 2009 (inception) through December 31, 2013, the Company had minimal revenues and a cumulative net loss of $96,688. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. However, the Company plans to improve its financial condition by entering into a reverse merger transaction (see Note 9) with a Company that has better potential for improved operating results than the Company had prior to the reverse acquisition transaction. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2012 and 2013, the Company had no material unrecognized tax benefits.

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

(3) Note Payable - Officer

May 10, 2012, the Company executed a Promissory Note payable to the then Chief Executive Officer (the “Holder”). The Promissory Note provided that until May 10, 2013, upon two business days prior written notice to the Holder, the Company could borrow from the Holder, from time to time, any amount in increments of up to $5,000, provided that the aggregate principal amount outstanding under this note shall not exceed $25,000 and the Holder shall not be obligated to make any advances if an Event of Default has occurred and is continuing. The Promissory Note accrued interest at a rate of 5% per annum (default rate of 15% per annum) and was due no later than September 13, 2013, one year from the date the loan was first made.

As of September 13, 2013, the Company had borrowed $25,000 and had accrued interest in the amount of $808 related to this Promissory Note. On September 13, 2013, the Holder sold this Promissory Note to an unrelated third party (Beacon Capital, LLC) for face value. The purchaser and the Company agreed to extend the due date for an additional six months through March 12, 2014 (“Maturity Date”) under the same terms and conditions. On November 25, 2013, this note was amended to add a conversion feature whereby the note is convertible in whole or in part, at the sole discretion of the holder, beginning after the Maturity Date into shares of common stock at a conversion price of $.0025 per share. Since the common stock had not yet begun trading, the Company did not recognize any beneficial conversion feature debt discount from this November 25, 2013 amendment.

(4) Due To Former Officer

The balance at December 31, 2012 and 2013 of $1,250 and $4,750, respectively, represents monies advanced to the Company by the then Chief Executive Officer, who was also a major shareholder of the Company, for the purpose of providing working capital for the business. The amount due is non-interest bearing and is payable on demand. The balance has been classified as a Long-term Liability because a demand for payment is not expected currently.

(5) Income Taxes

The provision for (benefit from) income taxes for the years ended December 31, 2012 and 2013 are as follows, assuming a combined effective tax rate of approximately 40%:

	Years Ended
	December 31,
	2013	2012
Federal and state
taxable income	$—	$—

Total current tax provision	—	—

Federal and state
loss carry forwards	(11,451)	(9,133)
Change in valuation allowance	11,451	9,133

Total deferred tax provision	—	—

Total income tax provision	$—	$—

The Company had deferred tax income tax assets as of December 31, 2012 and 2013 as follows:

	December 31,
	2013	2012

Loss carry forwards	$38,675	$27,224
Less: valuation allowance	(38,675)	(27,224)

Total net deferred tax assets	$—	$—

The Company has maintained a full valuation allowance against the total deferred tax assets for all periods due to the uncertainty of future utilization.

As of December 31, 2013, the Company has net operating loss carry forwards of $96,688 which expire $14,625 in 2029, $14,012 in 2030, $16,591 in 2031, $22,832 in 2032 and $28,628 in 2033.

(6)  Common Stock

Except for the $25,000 Convertible Note Payable at December 31, 2013, which is convertible into up to 10,000,000 shares of the Company’s common stock, there were no dilutive financial instruments issued or outstanding as of December 31, 2012 and 2013.

(7)  Related Party Transactions

Included in Accounts Payable and Accrued Expenses at December 31, 2012 and 2013 is $6,300 and $8,400, respectively, due to a Company, which is owned by a founding shareholder and the former Chief Executive Officer of XR, for rent and related costs for office space utilized by XR under a verbal month-to-month agreement.

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

Major Source of Revenue

One utility accounted for 100% and 96% of Commissions Revenue for the years ended December 31, 2012 and 2013, respectively.

Conflicts of Interests

The Chief Executive Officer of the Company is currently involved in other business activities and may become involved in additional business opportunities in the future. As such, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

(9)  Subsequent Events

Convertible Note Payable

On March 4, 2014, the Company and Beacon Capital, LLC agreed to extend the Maturity Date of the Convertible Promissory Note for an additional six months to August 12, 2014 (See Note 3).

XRT Acquisition Agreement

On March 11, 2014, the Company executed an Acquisition Agreement (the “Agreement”) with XR Energy of Texas Inc. (“XRT”) and its shareholders holding 100% of the issued and outstanding shares (the Shares”) dated February 28, 2014. The Agreement calls for the Company to deliver to XRT 30,000,000 newly issued shares in the name of XRT Shareholders in exchange for 100% of the XRT shares. Concurrently, the Company’s controlling shareholders are to deliver and assign a total of 19,000,000 shares registered in their names to the Company for cancellation. Closing of the Agreement is expected to occur in April 2014.

XRT has represent to the Company that it is a Texas corporation that owns certain oil and natural gas leases located in Texas.

Effective March 20, 2014, Tara Muratore resigned as a director and Chief Financial Officer of the Company and was replaced by David Taylor. Effective April 4, 2014, Anthony Muratore resigned as a director and Chief Executive Officer of the Company and was replaced by Akram Chaudhary, the Chief Executive Officer of XRT.

a)	8-K March 24, 2014

ITEM 2.01. Completion of Acquisition or Disposition of Assets

XR Energy Inc. (“XREG”) has entered into a definitive Acquisition Agreement (the “Agreement”) with XR Energy of Texas Inc. (“XRT”) and its shareholders holding 100% of its issued and outstanding shares (the Shares”) dated February 28, 2014, executed on March 11, 2014. The Agreement calls for XREG to deliver to XRT 30,000,000 newly issued shares in the name of XRT Shareholders in exchange for 100% of the XRT shares. Concurrently, the XREG controlling shareholder will deliver and assign 19,000,000 shares registered in his name to XREG for cancellation.

ITEM 5.02 DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATION ARRANGEMENTS OF CERTAIN OFFICERS.

Effective March 20, 2014, Tara Muratore resigned from the following positions with the Company, including, but not limited to that of Director, as Secretary, Treasurer, Principal financial and Accounting Officer. The resignation did not involve any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Effective March 20, 2014 David Taylor was appointed as a Director, as President, as Secretary, Treasurer, Principal financial and Accounting Officer of the Company.

Mr. Taylor, since 2009 is a consultant to various companies in the oil and gas industry in Texas and Louisiana primarily in the accounting field and in field operations. From 2005 to 2009, Mr. Taylor was President of an Oilfield Service Operating Company in Louisiana. Mr. Taylor is currently a Director of EGPI Firecreek Inc a publicly traded company and an Officer of one of its subsidiaries.

M. Taylor has 40 years of experience in the mineral extraction industry in Canada and the United States of America with private and publicly traded companies. He is a resident of the Dallas area.

b)	SCHEDULE 14F-1 April 1, 2014

Notice of Proposed Change in the

Majority of the Board of Directors

INTRODUCTION

This Information Statement is being furnished to all holders of record of common stock of XR Energy, Inc.

(the “Company”) at the close of business on March 31, 2014, in accordance with the requirements of Section 14(f) of the Securities Exchange Act of 1934, as amended (the “Act”), and Rule 14f-1 under the Act, prior to effecting a change in majority of the Company's directors other than by a meeting of stockholders.

The change in the majority of directors and the appointment of new members to the Company’s Board of Directors (the “Board”) is expected to take place no earlier than 10 days after the date this Information Statement is filed with the Securities and Exchange Commission (the “SEC”) and transmitted to our stockholders in accordance with SEC Rule 14f-1. This Information Statement is being mailed to the stockholders on or about March 31, 2014.

NO VOTE OR OTHER ACTION BY THE COMPANY'S STOCKHOLDERS IS REQUIRED IN RESPONSE TO THIS INFORMATION STATEMENT. PROXIES ARE NOT BEING SOLICITED.

XR Energy Inc. (“XREG”) has entered into a definitive Acquisition Agreement (the “Agreement”) with XR Energy of Texas Inc. (“XRT”) and its shareholders holding 100% of its issued and outstanding shares (the Shares”) dated February 28, 2014, executed on March 11, 2014. The Agreement calls for XREG to deliver to XRT 30,000,000 newly issued shares in the name of XRT Shareholders in exchange for 100% of the XRT shares. Concurrently, the XREG controlling shareholder will deliver and assign 19,000,000 shares registered in his name to XREG for cancellation.

The Acquisition includes the following oil assets:

Chrane Leases: These leases located in Taylor County, west Texas. 7 Producing Wells (PDP) 19.3 BOPD as of 12/31/12, 2 non-producing wells 9 Undeveloped Locations, No current engineering, 4 probable behind pipe zones 360 acres held by production. 75 % net revenue interest, Depth of wells 2100 feet.

LF Taylor Lease: This lease is located in Haskell County in west Texas. The lease has one producing well and another well bore which we intend to equip and bring to production. The well has not produced for over 20 years.

Burnett Tidewater Lease: The lease is located in Wichita County, Texas. This lease has 7 wells with shallow production. The lease has a total of 30 wells to be put in production which primarily can be connected by installation of new flow lines. The lease is 400 plus acres and has 14 undeveloped locations, Depth of wells 480 to 1800 feet.

Brown Snyder Lease: The lease is located in Jones County Texas. This lease has 480 plus acres with one producible well 5 shut in wells and two injection wells. The lease has 12 probable undeveloped locations. The wells are approximately 3,000 feet in depth.

Effective March 20, 2014, Tara Muratore resigned from the following positions with the Company, including, but not limited to that of Director, Secretary, Treasurer, Principal financial and Accounting Officer. The resignation did not involve any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Also effective March 20, 2014 David Taylor was appointed as a Director, Secretary, Treasurer, Principal financial and Accounting Officer of the Company.

Mr. Taylor, since 2009 is a consultant to various companies in the oil and gas industry in Texas and Louisiana primarily in the accounting field and in field operations. From 2005 to 2009, Mr. Taylor was President of an Oilfield Service Operating Company in Louisiana. Mr. Taylor is currently a Director of EGPI Firecreek Inc a publicly traded company and an Officer of one of its subsidiaries.

M. Taylor has 40 years of experience in the mineral extraction industry in Canada and the United States of America with private and publicly traded companies. He is a resident of the Dallas area.

Effective April 4, 2014, Anthony P. Muratore will resign from the following positions with the Company, including, but not limited to that of Director, President and Chief Executive Officer. The resignation did not involve any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Also effective April 4, 2014 Akram Chaudhary will be appointed as a Director, President and Chief Executive Officer.

As of March 28, 2014, the authorized capital stock of the Company immediately prior to this Share exchange consists of 100,000,000 shares of Common Stock, $0.0001 par value, of which 22,818,800 shares of Common Stock are issued and outstanding. Each share of Common Stock is entitled to one vote with respect to all matters to be acted on by the stockholders.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of, and position or positions held by our officers and director prior to their resignation.

The Executive Officer and Director of the Company is as follows:

Name	Age	Position	Date Elected
Anthony P. Muratore	44	President and Director	August 31, 2009
Tara Muratore	43	Treasurer, Secretary and Director	August 31, 2009

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

Set forth below is the biographical information about the new director and executive officer:

Name	Age	Position

Akram Chaudhary	70	President, Chief Executive Officer and Director
David Taylor	70	Secretary, Treasurer, Principal financial and Accounting Officer, and Director

Mr. Chaudhary has been the President and Chief Operating Officer Of Chanwest Oil Corporation, a Texas Corporation, Since 1989. The company operates oil and gas leases in Texas, Oklahoma, and New Mexico. In 2002 Mr. Chaudhary formed Capco Resources of Teas Inc. which purchases and sales Oil and Gas Leases. He is the President and Chief Operating Officer. Mr. Chaudhary is also the operating Manager of Sterling Royalties LLC which holds oil and gas interests. Mr. Chaudhary has over 40 years experience in the Oil and Gas Industry in Canada and the United States of America and has been an Officer and Director of Public Trading Companies. Mr. Chaudhary is a resident of the Dallas area.

Mr. Taylor, since 2009 is a consultant to various companies in the oil and gas industry in Texas and Louisiana primarily in the accounting field and in field operations. From 2005 to 2009, Mr. Taylor was President of an Oilfield Service Operating Company in Louisiana. Mr. Taylor is currently a Director of EGPI Firecreek Inc a publicly traded company and an Officer of one of its subsidiaries.

M. Taylor has 40 years of experience in the mineral extraction industry in Canada and the United States of America with private and publicly traded companies. He is a resident of the Dallas area.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, as of March 31, 2014, by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock (each, a “5% Shareholder”) and (ii) the directors and executive officers of the Company.  Each person named in the table had sole voting and investment power with respect to the shares beneficially owned as of the reported date.

The percentages below are calculated based on 22,818,800 shares of our common stock issued and outstanding as of December 31, 2013.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o XR Energy Inc., 373 Smithtown Bypass, Hauppauge, NY 11788

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Common Stock	Anthony P. Muratore 373 Smithtown Bypass, Suite 198 Hauppauge, NY 11788	12,000,000	52.59%
Common Stock	Tara Muratore 373 Smithtown Bypass, Suite 198 Hauppauge, NY 11788	8,000,000	35.06%
Common Stock	Officers and Directors as a Group	20,000,000	87.65%

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, after giving effect to the Closing, by (i) the directors and executive officers of the Company and (ii) each 5% Shareholder.  Each person named in the table has sole voting and investment power with respect to the shares beneficially owned, unless otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Common Stock	Akram Chaudhary 8411 Sterling St. Ste 102. Irving, TX 75063	30,000,000	88.7%
Common Stock	Officers and Directors as a Group	30,000,000	88.7%

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Except as set forth below, no person who, during the year ended December 31, 2013, was a director, officer or beneficial owner of more than ten percent of the Company’s Common Stock (which is the only class of securities of the Company registered under Section 12 of the Act) failed to file on a timely basis reports required by Section 16 of the Act during such fiscal year or prior years.  The foregoing is based solely upon a review by the Company of Forms 3 and 4 and amendments thereto during such fiscal year as furnished to the Company under Rule 16a-3(e) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, and any written representation received by the Company from any reporting person that no Form 5 is required.

COMPENSATION OF DIRECTORS AND OFFICERS

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

We do not currently have any benefits, such as health or life insurance, available to our employees, officers or directors.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation	All Other Compensation	Totals
Anthony P. Muratore	2013	0	0	0	0	0	0	0	0
(President)	2012	0	0	0	0	0	0	0	0
Tara Muratore	2013	0	0	0	0	0	0	0	0
(Treasurer)	2012	0	0	0	0	0	0	0	0

(1)	On September 8, 2009, Mr. Muratore was issued 12,000,000 shares of our common stock in consideration for his services as an officer to the Company, valued in the amount of $1,200.

(2)	On September 8, 2009, Mrs. Muratore was issued 8,000,000 shares of our common stock in consideration for her services as an officer to the Company, valued in the amount of $800.

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

COMPENSATION OF DIRECTORS

During the period from August 31, 2009 (inception) to December 31, 2013, none of our directors received compensation for services rendered in their capacity as a director.

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

OPTIONS

There are no options outstanding.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent.  We do not have independent directors.

COMMITTEES OF THE COMPANY'S BOARD OF DIRECTORS

We do not have a standing nominating, compensation or audit committee.  Rather, the Board performs the functions of these committees. Also, we do not have a “audit committee financial expert” on the Board as that term is defined by Item 401(d)(5)(ii) of Regulation S-K. We do not believe it is necessary for the Board to appoint such committees because the volume of matters that come before the Board for consideration permits the Board to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our Common Stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees.

MEETINGS OF THE BOARD OF DIRECTORS

During the fiscal year ended December 31, 2013, the Board did not have any board meetings. No compensation has been paid to the Company's directors for attendance at any meetings during the last fiscal year.

STOCKHOLDER COMMUNICATION WITH THE BOARD OF DIRECTORS

There has not been any defined policy or procedural requirements for stockholders to submit recommendations or nomination for directors. The Board does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because it believes that, given the limited scope of the Company’s operations, a specific nominating policy would be premature and of little assistance until the Company’s business operations are at a more advanced level. There are no specific, minimum qualifications that the Board believes must be met by a candidate recommended by the Board. Currently, the entire Board decides on nominees, on the recommendation of any member of the Board followed by the Board’s review of the candidates’ resumes and interview of candidates. Based on the information gathered, the Board then makes a decision on whether to recommend the candidates as nominees for director. The Company does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

The Company does not have any restrictions on shareholder nominations under its articles of incorporation or bylaws. The only restrictions are those applicable generally under Nevada corporate law and the federal proxy rules, to the extent such rules are or become applicable.  The Board will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to the Board, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees.

The Board has determined not to adopt a formal methodology for communications from shareholders.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AND DIRECTOR INDEPENDENCE

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

LEGAL PROCEEDINGS

To the knowledge of the Company there are no pending or threatened litigation or proceedings against the Company.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

The Company is subject to the information and reporting requirements of the Act and, in accordance with the Act, files periodic reports, documents and other information with the SEC relating to its business, financial statements and other matters. These reports and other information may be inspected and are available for copying at the offices of the SEC, 100 F Street, N.E., Washington, D.C. 20549 and are available on the SEC's website at www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Information Statement to be signed on its behalf by the undersigned hereunto duly authorized.

XR Energy, Inc.

April 1, 2014	By:	/s/ Anthony P. Muratore
Anthony P. Muratore, Chief Executive Officer

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICER

The Executive Officer and Director of the Company is as follows:

Name	Age	Position	Date Elected
Anthony P. Muratore	44	President and Director	August 31, 2009
Tara Muratore	43	Treasurer, Secretary and Director	August 31, 2009

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

We do not currently have any benefits, such as health or life insurance, available to our employees, officers or directors.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation	All Other Compensation	Totals
Anthony Muratore	2013	0	0	0	0	0	0	0	0
(President)	2012	0	0	0	0	0	0	0	0
Tara Muratore	2013	0	0	0	0	0	0	0	0
(Treasurer)	2012	0	0	0	0	0	0	0	0

(1)	On September 8, 2009, Mr. Muratore was issued 12,000,000 shares of our common stock in consideration for his services as an officer to the Company, valued in the amount of $1,200.

(2)	On September 8, 2009, Mrs. Muratore was issued 8,000,000 shares of our common stock in consideration for her services as an officer to the Company, valued in the amount of $800.

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

COMPENSATION OF DIRECTORS

During the period from August 31, 2009 (inception) to December 31, 2013, none of our directors received compensation for services rendered in their capacity as a director.

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

The percentages below are calculated based on 22,818,800 shares of our common stock issued and outstanding as of December 31, 2013.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o XR Energy Inc., 373 Smithtown Bypass, Hauppauge, NY 11788

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Common Stock	Anthony P. Muratore	12,000,000	52.59%
Common Stock	Tara Muratore	8,000,000	35.06%
Common Stock	Officers and Directors as a Group	20,000,000	87.65%

----------

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of December 31, 2013.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended December 31, 2013 and 2012, the total fees charged to the Company for audit services, including quarterly reviews, were $8,750 and $7,500 respectfully. For the years ended December 31, 2013 and 2012, there were no fees charged for audit related services, for tax services, and for other services.

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

April 14, 2014 XR Energy Inc., Registrant

By: /s/Anthony P. Muratore

-----------------------------------------------

Anthony P. Muratore,

President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 14, 2014 XR Energy Inc., Registrant

By: /s/ Tara Muratore

-----------------------------------------------

Tara Muratore,

Principal Accounting Officer, and Chief Financial Officer