Form 10-Q
period 2014-03-31
XR Energy Inc.
filed 2014-05-22
CIK 1535194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

8411 Sterling Street Suite 102, Irving TX 75063
(Address of Principal Executive Offices) (Zip Code)

Telephone (972) 929-4444
(Registrant’s telephone number, including area code)

373 Smithtown Bypass, Suite 198 Hauppaguge, NY 11788
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,818,800 shares of common stock issued and outstanding as of May 15, 2014.

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

XR Energy, Inc.

Unaudited

(Expressed in U.S. Dollars)

March 31, 2014

XR Energy, Inc.
Balance Sheets
As of March 31, 2014 (Unaudited) and
December 31, 2013

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets

Current Assets

Cash and Cash Equivalents	$2,189	$289
Accrued Commissions Receivable	—	948

Total Current Assets	2,189	1,237

Total Assets	$2,189	$1,237

Liabilities and Stockholders' Deficit

Current Liabilities

Accounts Payable and
Accrued Expenses	$16,237	$11,475
Due to Officer	10,750	—
Convertible Note Payable	25,000	25,000

Total Current Liabilities	51,987	36,475

Long-Term Liabilities

Due to Officer	—	4,750

Total Liabilities	51,987	41,225

Stockholders' Deficit

Common Stock, $.0001 par value,
100,000,000 shares authorized,
22,818,800 and 22,818,800 shares,
respectively, issued and outstanding	2,282	2,282
Additional Paid-In Capital	54,418	54,418
Accumulated Deficit	(106,498)	(96,688)

Total Stockholders' Deficit	(49,798)	(39,988)

Total Liabilities and
Stockholders' Deficit	$2,189	$1,237

See accompanying notes to financial statements

XR Energy, Inc.
Statements of Operations
For the three months ended March 31, 2014 and 2013
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Commissions Revenue	$1,044	$1,777

Total Revenues	1,044	1,777

General and Administrative Expenses ;

Professional Fees	8,400	6,750
Transfer Agent Fees	372	9,500
Rent and Utilities	525	525
Filing Fees	1,191	297
Corporate Income Taxes	—	29
Bank Charges	54	66
Interest Expense	312	183

Total General and Administrative Expenses	10,854	17,350

Net (Loss)	($9,810)	($15,573)

Basic and Diluted Net (Loss) per Share	($0.00)	($0.00)

Weighted Average Number of Shares
Outstanding, Basic and Diluted	22,818,800	22,818,800

See accompanying notes to financial statements

XR Energy, Inc.
Statements of Stockholders' Equity
For the three months ended March 31, 2014
(Unaudited)

	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2013	22,818,800	$ 2,282	$ 54,418	$ (96,688)	$ (39,988)

Net (loss) for the three months ended
March 31, 2014	-	-	-	(9,810)	(9,810)

Balance, March 31, 2014	22,818,800	$ 2,282	$ 54,418	$ (106,498)	$ (49,798)

See accompanying notes to financial statements

XR Energy, Inc.
Statements of Cash Flows
For the three months ended March 31, 2014 and 2013
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash Flows from Operating Activities:

Net (Loss)	$(9,810)	$(15,573)

Adjustments to reconcile net income (loss) to
net cash provided by operating activities:

Changes in Operating Assets and Liabilities:
Accrued Commissions Receivable	948	605
Accounts Payable and
Accrued Expenses	4,762	3,208

Total Adjustments	5,710	3,813

Net cash (used in) operating activities	(4,100)	(11,760)

Cash Flows from Financing Activities:

Advances from Officer	6,000	—
Note Payable Line of Credit	—	15,000

Net cash provided by financing activities	6,000	15,000

Net increase (decrease) in cash and cash equivalents	1,900	3,240

Cash and Cash Equivalents, Beginning of Period	289	1,253

Cash and Cash Equivalents, End of Period	$2,189	$4,493

Supplemental dosclosures:

Interest and Taxes paid:

Interest Expense	$—	$—
Income Taxes	$571	$25

See accompanying notes to financial statements

XR Energy, Inc.

Notes To Financial Statements

For The Three Months Ended March 31, 2013 and 2014 (Unaudited)

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

Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of March 31, 2014, the Company had cash of $2,189 and a working capital deficit of $49,798. For the period August 31, 2009 (inception) through March 31, 2014, the Company had minimal revenues and a cumulative net loss of $106,498. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. However, the Company plans to improve its financial condition by raising additional capital by selling shares of its common stock. Also, the Company plans to pursue new customers and an acquisition target in order to attain profitable operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Acquisition of XR Energy of Texas, Inc.

On March 11, 2014, the Company executed an Acquisition Agreement (the “Agreement”) with XR Energy of Texas Inc. (“XRT”) and its shareholders holding 100% of the issued and outstanding shares (the Shares”) dated February 28, 2014. XRT represented to the Company that it is a Texas corporation that owns certain oil and natural gas leases located in Texas. The Agreement calls for the Company to deliver to XRT 30,000,000 newly issued shares in the name of XRT Shareholders in exchange for 100% of the XRT shares. Concurrently, the Company’s controlling shareholders are to deliver and assign a total of 19,000,000 shares registered in their names to the Company for cancellation. Closing of the Agreement is expected to occur in May 2014.

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

 XR Energy, Inc.

Notes To Financial Statements

For The Three Months Ended March 31, 2013 and 2014 (Unaudited)

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. The accompanying unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the years ended December 31, 2012 and 2013 included in our Form 10-K filed with the SEC.

(3)  Related Party Transactions

Included in Accounts Payable and Accrued Expenses at December 31, 2013 and March 31, 2014 is $8,400 and $8,925, respectively, due to a Company, which is owned by the former Chief Executive Officer of XR, for rent and related costs for office space utilized by XR under a verbal month-to-month agreement. This agreement terminated effective March 31, 2014.

(4) Convertible Note Payable

As of September 13, 2013, the Company had borrowed $25,000 and had accrued interest in the amount of $808 related to a Promissory Note payable to the former Chief Executive Officer (the “Holder”). On September 13, 2013, the Holder sold this Promissory Note to an unrelated third party (Beacon Capital, LLC) for face value. The purchaser and the Company agreed to extend the due date for an additional six months through March 12, 2014 (“Maturity Date”) under the same terms and conditions. On November 25, 2013, this note was amended to add a conversion feature whereby the note is convertible in whole or in part, at the sole discretion of the holder, beginning after the Maturity Date into shares of common stock at a conversion price of $.0025 per share. Since the common stock had not yet begun trading, the Company did not recognize any beneficial conversion feature debt discount from this November 25, 2013 amendment. On March 4, 2014, the Company and Beacon Capital, LLC agreed to extend the Maturity Date of the Convertible Promissory Note for an additional six months to September 12, 2014.

(5) Due To Officer

Due to Officer of $10,750 and $4,750 at March 31, 2014 and December 31, 2013, respectively, represents monies advanced to the Company by the former Chief Executive Officer of thee Company for the purpose of providing working capital for the business. The amount due is non-interest bearing and is payable on demand. The balance at March 31, 2014 has been classified as a Current Liability because payment is now expected in the current fiscal year.

(6)  Commitments and Contingencies

Rental Agreement

The Company had rented office space from a related party (see Note 3) under a month-to-month agreement which provided for rent of $175 per month. This agreement terminated effective March 31, 2014.

XR Energy, Inc.

Notes To Financial Statements

For The Three Months Ended March 31, 2013 and 2014 (Unaudited)

Major Source of Revenue

One utility accounted for 100% of Commissions Revenue for the three months ended March 31, 2013 and 2014.

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

Subsequent Event

Acquisition of XR Energy of Texas, Inc.

On March 11, 2014, the Company executed an Acquisition Agreement (the “Agreement”) with XR Energy of Texas Inc. (“XRT”) and its shareholders holding 100% of the issued and outstanding shares (the Shares”) dated February 28, 2014. XRT represented to the Company that it is a Texas corporation that owns certain oil and natural gas leases located in Texas. The Agreement calls for the Company to deliver to XRT 30,000,000 newly issued shares in the name of XRT Shareholders (29,000,000 shares to Sterling Royalties LLC and 1,000,000 shares to Global Media Network USA, Inc.) in exchange for 100% of the XRT shares. Concurrently, the Company’s controlling shareholders are to deliver and assign a total of 19,000,000 shares registered in their names to the Company for cancellation. Closing of the Agreement is anticipated sometime in May 2014.

XRT represented to the Company that it is a Texas corporation that owns certain oil and natural gas leases located in Texas.

Effective March 20, 2014, Tara Muratore resigned as a director and Chief Financial Officer of the Company and was replaced by David Taylor. Effective April 4, 2014, Anthony Muratore resigned as a director and Chief Executive Officer of the Company and was replaced by Akram Chaudhary, the Chief Executive Officer of XRT.

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013:

Revenues

For the three months ended March 31, 2014, we had $1,044 in income as compared to $1,777 of income for the three months ended March 31, 2013. This income was collected from East Coast Power, LLC.

Total operating expenses

For the three months ended March 31, 2014 total operating expenses were $10,854 which primarily consisted of $8,400 for professional fees, $372 in transfer agent fees, $525 for rent and utilities, $1,191 for filing fees and $312 for interest expense, as compared to $17,350 of operating expenses for the three months ended March 31, 2013 which consisted primarily of $6,750 for professional fees, $9,500 for transfer agent fees and $525 for rent and utilities.  The decrease in operating expenses was primarily a result of a decrease in transfer agent fees.

Net loss

Net loss for the three months ended March 31, 2014 was $9,810, as compared to net loss of $15,573 for the three months ended March 31, 2013. The decrease in net loss was primarily the result of a decrease in the amount of transfer agent fees.

Liquidity and Capital Resources

As of March 31, 2014, the Company had a cash balance of $2,189.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

As of September 13, 2013, the Company had borrowed $25,000 related to a Promissory Note payable to the former Chief Executive Officer (the “Holder”). On September 13, 2013, the Holder sold this Promissory Note to an unrelated third party (Beacon Capital, LLC) for face value. The purchaser and the Company agreed to extend the due date for an additional six months through March 12, 2014 (“Maturity Date”) under the same terms and conditions. On November 25, 2013, this note was amended to add a conversion feature whereby the note is convertible in whole or in part, at the sole discretion of the holder, beginning after the Maturity Date into shares of common stock at a conversion price of $.0025 per share. Since the common stock had not yet begun trading, the Company did not recognize any beneficial conversion feature debt discount from this November 25, 2013 amendment. On March 4, 2014, the Company and Beacon Capital, LLC agreed to extend the Maturity Date of the Convertible Promissory Note for an additional six months to August 12, 2014.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2014.

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

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 2. Unregistered Sale of Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information

The Company did not acquire the LF Taylor lease as noted in the Form 10K filed on April 15, 2014.

Another correction to the Form 10K filed on April 15, 2014 is the following:  The Acquisition Agreement (the “Agreement”) with XR Energy of Texas Inc. (“XRT”) calls for the Company to deliver to XRT 30,000,000 newly issued shares in the name of XRT Shareholders (29,000,000 shares to Sterling Royalties LLC and 1,000,000 shares to Global Media Network USA, Inc.) in exchange for 100% of the XRT shares.  The Form 10K reported that all 30,000,000 shares went to Akram Chaudhary personally.

The Form 8-K filed on March 24, 2014 stated that Effective March 20, 2014 David Taylor was appointed as a Director, as President, as Secretary, Treasurer, Principal financial and Accounting Officer of the Company in error.  Mr. Taylor was not named the President.

Item 6. Exhibits

Exhibit No.	Description	Location
3.1	Articles of Incorporation of XR Energy, Inc	Incorporated by reference to Exhibit 3.1 to Registrant’s SEC Form S-1 filed on November 23, 2011
3.2	By-laws of XR Energy, Inc	Incorporated by reference to Exhibit 3.1 to Registrant’s SEC Form S-1 filed on November 23, 2011
4.1	Promissory Note	Incorporated by reference to Exhibit 4.1 to Registrant’s Amendment No. 1 to SEC Form S-1 filed on May 15, 2012
10.1	Consulting Agreement dated September 22, 2009 between XR Energy Inc. and RJB Consulting Inc	Incorporated by reference to Exhibit 3.1 to Registrant’s SEC Form S-1 filed on November 23, 2011
10.2	Consulting Agreement dated September 22, 2009 between XR Energy Inc. and Stephen Giametta	Incorporated by reference to Exhibit 3.1 to Registrant’s SEC Form S-1 filed on November 23, 2011
10.3	Consulting Agreement dated September 22, 2009 between XR Energy Inc. and Andew Vicari	Incorporated by reference to Exhibit 3.1 to Registrant’s SEC Form S-1 filed on November 23, 2011
10.4	Compensation Agreement dated August 2, 2010 between XR Energy Inc. and East Coast Power, LLC	Incorporated by reference to Exhibit 10.5 to Registrant’s Amendment No. 3 to SEC Form S-1 filed on June 29, 2012.
10.5	Representative & Fee Agreement dated May 23, 2012 between Lexington Power & Light LLC. and East Coast Power, LLC	Incorporated by reference to Exhibit 10.5 to Registrant’s Amendment No. 3 to SEC Form S-1 filed on June 29, 2012.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Akram Chaudhary, President	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of David Taylor, Treasurer	Filed herewith.
32.1	Section 1350 Certifications of Akram Chaudhary, President	Filed herewith.
32.2	Section 1350 Certifications of David Taylor, Treasurer	Filed herewith.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XR ENERGY INC.
Dated: May __ ,2014
By: /s/ Akram Chaudhary Name: Akram Chaudhary Title: President (principal executive officer) and Director