Form 10-Q
period 2014-06-30
XR Energy Inc.
filed 2014-08-25
CIK 1535194

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

XR ENERGY INC.
(Exact name of registrant as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 43,918,800 shares of common stock issued and outstanding as of August 19, 2014.

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

XR Energy, Inc. and Subsidiary

Condensed Consolidated Balance Sheet

As of June 30, 2014

June 30,
2014
(Unaudited and Unreviewed)

Assets

Current Assets

Cash and Cash Equivalents	$-
Accounts Receivable	19,479
Accrued Commissions Receivable	1,052

Total Current Assets	20,531

Leasehold Interests, Net	125,000
Customer Lists, Net	4,861

Total Assets	$150,392

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Accounts Payable and Accrued Expenses	$44,643
Note Payable	7,500

Total Current Liabilities	52,143

Total Liabilities	52,143

Stockholders' Equity (Deficit)

Series A Convertible Preferred Stock, par value $.0001, 50,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000
Common Stock, $.0001 par value, 500,000,000 shares authorized, 43,918,800 shares issued and outstanding	4,392
Additional Paid-In Capital	14,050,711
Accumulated Deficit	(13,957,854)

Total Stockholders' Equity (Deficit)	98,249

Total Liabilities and Stockholders' Equity (Deficit)	$150,392

See accompanying notes to the condensed consolidated financial statements

XR Energy, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For The Periods Ended June 30, 2014

(Unaudited and Unreviewed)

		For The Period
	For The Three	February 7, 2014
	Months Ended	(Inception) To
	June 30, 2014	June 30, 2014

Sales of Oil	$20,420	$20,420
Commission Income	351	351

Total Revenues	20,771	20,771

Oil Lease Operating Costs	12,396	12,396
General anl Administrative Expenses	15,759	16,896

Total Costs and Expenses	28,155	29,292

Loss From Operations	(7,384)	(8,521)

Other Income (Expenses);

Issuance of Series A Convertible Preferred Stock to The Majority Shareholder	(10,200,000)	(10,200,000)
Loss on Impairment of Goodwill Related to The Reverse Acquisition of XR Energy, Inc.	(3,749,333)	(3,749,333)

(Loss) Before Income Taxes	(13,956,717)	(13,957,854)

Provision (Credit) For Income Taxes	-	-

Net (Loss)	(13,956,717)	(13,957,854)

Net (Loss ) Per Common Share;
Basic and Diluted	$(0.41)	$(0.43)

Weighted Average Common Shares Outstanding;
Basic and Diluted	34,144,396	32,619,028

See accompanying notes to the condensed consolidated financial statements

XR Energy, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders' Equity

For The Period February 7, 2014 (Inception) To June 30, 2014

(Unaudited and Unreviewed)

	Common Stock		Series A Convertible Preferred		Additional		Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Issuance of common shares for services	1,000,000	$100			$900		$1,000
Issuance of common shares to acquire leasehold interests effective June 1, 2014	29,000,000	2,900			122,100		125,000
Common shares retained by pre-reverse acquisition shareholders	3,818,800	382			3,703,078		3,703,460
Conversion of convertible promissory note and related accrued interest	10,100,000	1,010			25,633		26,643
Issuance of Series A Convertible Preferred Stock to the majority shareholder			10,000,000	$1,000	10,199,000		10,200,000
Net (loss) for the period February 7, 2014 (inception) to June 30, 2014						$(13,957,854)	(13,957,854)

Balance, June 30, 2014	43,918,800	$4,392	10,000,000	$1,000	$14,050,711	$(13,957,854)	$98,249

See accompanying notes to condensed consolidated financial statements

XR Energy, Inc. and Subsidiary

Condensed Consolidated Statement of Cash Flows

For The Period February 7, 2014 (Inception) To June 30, 2014

(Unaudited and Unreviewed)

Cash Flows from Operating Activities:

Net (Loss)	$(13,957,854)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

Issuance of Series A Convertible Preferred Stock to the Majority Shareholder	10,200,000
Issuance of Common Shares for Services	1,000
Amortization of Customer Lists	139
Loss on Impairment of Goodwill Related to The Reverse Acquisition of XR Energy, Inc.	3,749,333
Changes in Operating Assets and Liabilities:
Accounts Receivable	(19,479)
Accrued Commissions Receivable	(351)
Accounts Payable and Accrued Expenses	27,212

Total Adjustments	13,957,854

Net cash provided by (used in) operating activities	-

Net increase (decrease) in cash and cash equivalents	-

Cash and Cash Equivalents, Beginning of Period	-

Cash and Cash Equivalents, End of Period	$-

Supplemental disclosures:

Interest and Taxes paid:

Interest Expense	$-
Income Taxes	$571

Non-Cash Financing and Investing Activities

Amount Due Former Officer Paid Directly By Third Party In Connection With The Reverse Acquisition	$7,500
Common Shares Issued In Satisfaction of Convertible Note and Accrued Interest	$26,643
Common Shares Issued To Acquire Leasehold Interests	$125,000
Common Shares Retained By Pre-Reverse Acquisition
Shareholders Related To The Reverse Acquisition of XR Energy, Inc.	$3,703,460

See accompanying notes to the condensed consolidated financial statements

XR Energy, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For The Period February 7, 2014 (Inception) To June 30, 2014 (Unaudited and Unreviewed)

(1) Organization and Business Description

XR Energy, Inc. (“XR” or the “Company”) was incorporated under the laws of the State of Nevada on August 31, 2009. XR offers energy consulting services to smaller sized middle market companies in the New York Metropolitan Area and earns a commission from the related utility, or Energy Service Company (“ESCO”), for energy supply brokered and sold to its customers.

Effective June 1, 2014 (pursuant to an Acquisition Agreement dated March 11, 2014), XR acquired 100% of the outstanding capital stock of XR Energy of Texas, Inc (“XRT”) in exchange for XR delivering 30,000,000 of newly issued shares of XR common stock to the former XRT shareholders (see Note 3). After the exchange, the former XRT shareholders owned approximately 88.7% of the issued and outstanding shares of XR common stock. Accordingly, the Company has deemed XRT to be the accounting acquirer for financial reporting purposes. The accompanying consolidated financial statements reflect the assets, liabilities and operations of XRT from its inception on February 7, 2014 to June 1, 2014 and XRT and XR thereafter.

Effective May 31, 2014, XRT acquired certain oil leasehold interests located in Texas from Sterling Properties, LLC (“Sterling”) in exchange for XRT delivering 96,667 shares of XRT common stock to Sterling, representing approximately 96.7% of the issued and outstanding shares of XRT common stock after the exchange. Sterling is owned by family of Akram Chaudhary, the Company’s Chief Executive Officer.

Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of June 30, 2014, the Company had cash of $0 and a working capital deficit of $31,612. For the period February 7, 2014 (inception) through June 30, 2014, the Company had a loss from operations of $8,521. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. However, the Company plans to improve its financial condition by raising additional capital by selling shares of its common stock. Also, the Company plans to acquire additional oil leasehold interests in order to attain profitable operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

XR Energy, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For The Period February 7, 2014 (Inception) To June 30, 2014 (Unaudited and Unreviewed)

The results of operations for the periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the period ending December 31, 2014. The accompanying unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the years ended December 31, 2012 and 2013 included in our Form 10-K filed with the SEC.

(3) Acquisition of XR Energy of Texas, Inc.

As described in Note 1 above, XR Energy of Texas, Inc. (“XRT”) was deemed to have acquired XR Energy, Inc. (“XR”) effective June 1, 2014. The identifiable net assets of XR at the June 1, 2014 date of acquisition date were;

Accounts receivable	$701
Customer list	5,000

Total Assets	$5,701

Accounts payable and accrued expenses	$10,963
Due to officer	15,611
Convertible note payable	25,000

Total Liabilities	51,574

Negative Identifiable Net Assets	$(45,873)

As the Company believed that the fair value of XR was $0 at June 1, 2014, goodwill of $3,749,333 (excess of $3,703,460 fair value of 3,818,800 shares of XR common stock retained by pre-reverse acquisition shareholders over the negative $45,873 value of XR’s identifiable net assets other than goodwill) was written off as an impairment loss on the date of acquisition.

The operating results of XR have been included in the Company’s condensed consolidated financial statements only from the June 1, 2014 date of acquisition. The following pro-forma information summarizes the results of operations for the period February 7, 2014 (inception) to June 30, 2014 as if the acquisition had occurred on February 7, 2014. The pro-forma information is not necessarily indicative of the results that would have been reported had the transaction actually occurred on February 7, 2014, nor is it intended to project results of operations for any future period.

Revenues	$22,516
Net loss	$(13,957,854)
Net loss per
Common share	$(.43

(4) Related Party Transactions

Included in Accounts Payable and Accrued Expenses at June 30, 2014 is $8,925 due to a company which is owned by the former Chief Executive Officer of XR for rent and related costs for office space utilized by XR under a verbal month-to-month agreement. This agreement terminated effective March 31, 2014.

XR Energy, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For The Period February 7, 2014 (Inception) To June 30, 2014 (Unaudited and Unreviewed)

(5) Leasehold Interests, Net

Leasehold interests, net as of June 30. 2014 consisted of the following;

Chrane leases (Taylor County, Texas) –
75% net revenue interest in seven (7) producing oil wells	$65,000
Brown Snyder lease (Jones County, Texas) –
75% net revenue interest in one (1) producing oil well	40,000
Burnett Tidewater leases (Wichita County, Texas) –
75% net revenue interest in seven (7) producing oil wells	20,000
L.F. Taylor lease (Haskell County, Texas) –
75% net revenue interest in one (1) producing oil well	-

Total	125,000

Less: Accumulated depreciation, depletion and amortization	-

Leasehold interests, net	$125,000

The above leasehold interests were acquired effective May 31, 2014 from Sterling. Sterling acquired the leases from various entities controlled by the Company’s Chief Executive Officer, Akram Chaudhary (“Chaudhary”). Accordingly, the leasehold interests acquired from Sterling were recorded at the estimated original cost to Chaudhary’s affiliates in arms length transactions less estimated applicable depreciation, depletion and amortization commencing from the respective original acquisition dates.

(6) Note Payable

Note Payable at June 30, 2014 represents the balance due Beacon Capital, LLC (“Beacon”) that resulted from a payment made directly to the former Chief Executive Officer of XR at closing of the reverse acquisition for monies owed by XR. The amount due is non-interest bearing and is payable on demand.

(7) Convertible Note Payable

As of September 13, 2013, XR had borrowed $25,000 and had accrued interest in the amount of $808 related to a Promissory Note payable to the former Chief Executive Officer (the “Holder”). On September 13, 2013, the Holder sold this Promissory Note to an unrelated third party (Beacon) for face value. The purchaser and XR agreed to extend the due date for an additional six months through March 12, 2014 (“Maturity Date”) under the same terms and conditions. On November 25, 2013, this note was amended to add a conversion feature whereby the note was convertible in whole or in part, at the sole discretion of the holder, beginning after the Maturity Date into shares of common stock at a conversion price of $.0025 per share. Since the common stock had not yet begun trading, XR did not recognize any beneficial conversion feature debt discount from this November 25, 2013 amendment. On March 4, 2014, XR and Beacon Capital, LLC agreed to extend the Maturity Date of the Convertible Promissory Note for an additional six months to September 12, 2014. This note, plus accrued interest of $1,643, was fully converted on June 11, 2014 for 10,100,000 shares of common stock.

XR Energy, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For The Period February 7, 2014 (Inception) To June 30, 2014 (Unaudited and Unreviewed)

(8) Capital Stock

Effective May 14, 2014, the Company increased its authorized shares of common stock from 100,000,000 to 500,000,000 shares and authorized 50,000,000 shares of preferred stock, with a par value of $.0001.

On June 1, 2014, the Company delivered to XRT 30,000,000 newly issued shares in the name of XRT Shareholders in exchange for 100% of the XRT shares. Concurrently, the Company’s controlling shareholders delivered and assigned a total of 19,000,000 shares registered in their names to the Company for cancellation. The transaction was accounted for as a reverse acquisition in which XRT is deemed to be the accounting acquirer. The capital balances have been retroactively adjusted to reflect the reverse acquisition.

On June 5, 2014, the Board authorized and issued 10,000,000 shares of Series A Convertible Preferred Stock to Sterling Properties, LLC, the majority shareholder of the Company and an entity owned by the family of the Company’s Chief Executive Officer. The Series A Preferred Stock has 25 votes for each share, but no less than the majority of voting rights, has a liquidation preference of $0.0001 per share and does not participate in any dividend declared with respect to the common stock. Also, each outstanding share of Series A Preferred Stock is convertible at the option of the holder into one share of the Company’s common stock. As a result, the Company recognized a non-cash charge of $10,200,000 based on the fair-market value of the underlying common stock on the date of issuance, which was $1.02 per share. This non-cash charge was recorded as an Other Expense with a corresponding offset to Additional Paid-in Capital.

(9) Earnings (Loss) Per Share

Basic net income (loss) per share (“EPS”) is determined by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings (loss) by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method.

As of June 30, 2014 there were 10,000,000 potentially dilutive common shares that were excluded from the EPS calculation because their inclusion would have been anti-dilutive for the periods ended June 30, 2014.

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

Business Overview

XR Energy, Inc. (“XR” or the “Company”) was incorporated under the laws of the State of Nevada on August 31, 2009. XR offers energy consulting services to smaller sized middle market companies in the New York Metropolitan Area and earns a commission from the related utility, or Energy Service Company (“ESCO”), for energy supply brokered and sold to its customers.

Recent Developments

Acquisition of XR Energy of Texas, Inc.

Effective June 1, 2014 (pursuant to an Acquisition Agreement dated March 11, 2014), XR acquired 100% of the outstanding capital stock of XR Energy of Texas, Inc (“XRT”) in exchange for XR delivering 30,000,000 of newly issued shares of XR common stock to the former XRT shareholders. After the exchange, the former XRT shareholders owned approximately 88.7% of the issued and outstanding shares of XR common stock. Accordingly, the Company has deemed XRT to be the accounting acquirer for financial reporting purposes. The consolidated financial statements reflect the assets, liabilities and operations of XRT from its inception on February 7, 2014 to June 1, 2014 and XRT and XR thereafter.

Effective March 20, 2014, Tara Muratore resigned as a director and Chief Financial Officer of the Company and was replaced by David Taylor. Effective April 4, 2014, Anthony Muratore resigned as a director and Chief Executive Officer of the Company and was replaced by Akram Chaudhary, the Chief Executive Officer of XRT.

Results of Operations

For The Period February 7, 2014 (Inception) Through June 30, 2014

Revenues

Revenues for the period totaled $20,771 of which $20,420 was directly related to sales of crude oil in XRT that began in June and $351 was related to commission income generated in XR in June.

Oil Lease Operating Costs

Oil lease operating costs for the period were $12,396, or 60% of crude oil sales generated by XRT, which resulted in a gross margin of $8,024, or 40%.

General and Administrative Expenses

General and administrative expenses for the period were $16,896 of which $8,074 was incurred by XRT, primarily professional fees of $6,335, and $8,822 was incurred by XR, primarily professional fees of $5,750.

Loss From Operations

The loss from operations for the period was $8,521 that resulted primarily from the loss generated by XR of $8,471.

Other Income (Expenses)

Includes an expense related to issuance of Series A Convertible Preferred during the second quarter of 2014 that was calculated based on the fair-market-value of the underlying common stock on the date of issuance. This non-cash charge of $10,200,000 was not included in general and administrative expenses so that the periods presented would be more comparable. Also includes an expense related to the loss on impairment of goodwill of $3,749,333 related to the reverse merger transaction.

 For The Three Months Ended June 30, 2014

Revenues

Revenues for the period totaled $20,771 of which $20,420 was directly related to sales of crude oil in XRT that began in June and $351 was related to commission income generated in XR in June.

Oil Lease Operating Costs

Oil lease operating costs for the period were $12,396, or 60% of crude oil sales generated by XRT, which resulted in a gross margin of $8,024, or 40%.

General and Administrative Expenses

General and administrative expenses for the period were $15,759 of which $6,937 was incurred by XRT, primarily professional fees of $5,500, and $8,822 was incurred by XR, primarily professional fees of $5,750.

Loss From Operations

The loss from operations for the period was $7,384 that resulted from the loss generated by XR of $8,471.

Other Income (Expenses)

Includes an expense related to issuance of Series A Convertible Preferred during the second quarter of 2014 that was calculated based on the fair-market-value of the underlying common stock on the date of issuance. This non-cash charge of $10,200,000 was not included in general and administrative expenses so that the periods presented would be more comparable. Also includes an expense related to the loss on impairment of goodwill of $3,749,333 related to the reverse merger transaction.

Liquidity and Capital Resources

As of June 30, 2014, the Company had a cash balance of $0. The continuation of the Company as a going concern is dependent upon its ability to identify future investment opportunities, obtain the necessary debt or equity financing and generate earnings from future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of September 13, 2013, the Company had borrowed $25,000 related to a Promissory Note payable to the former Chief Executive Officer (the “Holder”). On September 13, 2013, the Holder sold this Promissory Note to an unrelated third party (Beacon Capital, LLC) for face value. The purchaser and the Company agreed to extend the due date for an additional six months through March 12, 2014 (“Maturity Date”) under the same terms and conditions. On November 25, 2013, this note was amended to add a conversion feature whereby the note is convertible in whole or in part, at the sole discretion of the holder, beginning after the Maturity Date into shares of common stock at a conversion price of $.0025 per share. Since the common stock had not yet begun trading, the Company did not recognize any beneficial conversion feature debt discount from this November 25, 2013 amendment. On March 4, 2014, the Company and Beacon Capital, LLC agreed to extend the Maturity Date of the Convertible Promissory Note for an additional six months to September 12, 2014. This note, plus accrued interest of $1,643, was fully converted on June 11, 2014 for 10,100,000 shares of common stock.

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

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 2. Unregistered Sale of Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information

N/A

Item 6. Exhibits

Exhibit No.	Description	Location

3.1	Articles of Incorporation of XR Energy, Inc	Incorporated by reference to Exhibit 3.1 to Registrant’s SEC Form S-1 filed on November 23, 2011

3.2	By-laws of XR Energy, Inc	Incorporated by reference to Exhibit 3.1 to Registrant’s SEC Form S-1 filed on November 23, 2011

4.1	Promissory Note	Incorporated by reference to Exhibit 4.1 to Registrant’s Amendment No. 1 to SEC Form S-1 filed on May 15, 2012

10.1	Consulting Agreement dated September 22, 2009 between XR Energy Inc. and RJB Consulting Inc	Incorporated by reference to Exhibit 3.1 to Registrant’s SEC Form S-1 filed on November 23, 2011

10.2	Consulting Agreement dated September 22, 2009 between XR Energy Inc. and Stephen Giametta	Incorporated by reference to Exhibit 3.1 to Registrant’s SEC Form S-1 filed on November 23, 2011

10.3	Consulting Agreement dated September 22, 2009 between XR Energy Inc. and Andew Vicari	Incorporated by reference to Exhibit 3.1 to Registrant’s SEC Form S-1 filed on November 23, 2011

10.4	Compensation Agreement dated August 2, 2010 between XR Energy Inc. and East Coast Power, LLC	Incorporated by reference to Exhibit 10.5 to Registrant’s Amendment No. 3 to SEC Form S-1 filed on June 29, 2012.

10.5	Representative & Fee Agreement dated May 23, 2012 between Lexington Power & Light LLC. and East Coast Power, LLC	Incorporated by reference to Exhibit 10.5 to Registrant’s Amendment No. 3 to SEC Form S-1 filed on June 29, 2012.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Akram Chaudhary, President	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of David Taylor, Treasurer	Filed herewith.

32.1	Section 1350 Certifications of Akram Chaudhary, President	Filed herewith.

32.2	Section 1350 Certifications of David Taylor, Treasurer	Filed herewith.

101.INS	XBRL Instance Document**	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document**	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**	Filed herewith.

 ______________

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XR ENERGY INC.

Dated: August 25, 2014	By:	/s/ Akram Chaudhary
	Name:	Akram Chaudhary
	Title:	President (principal executive officer) and Director

