Form 10-Q/A
period 2014-06-30
XR Energy Inc.
filed 2014-09-19
CIK 1535194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:43,918,800 shares of common stock issued and outstanding as of September 19, 2014.

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of XR Energy Inc. for the period ended June 30, 2014 filed on August 25, 2014 (the “Form 10-Q”) which was filed un-reviewed by the company’s auditors.

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

XR Energy, Inc. and Subsidiary

Consolidated Balance Sheet

As of June 30, 2014

June 30,
2014
(Unaudited)

Assets

Current Assets

Cash	$-
Accounts Receivable	19,479
Accrued Commissions Receivable	1,052

Total Current Assets	20,531

Property and Equipment, Net of Accumulated Depreciation, Depletion and Amortization of $396	127,034

Total Assets	$147,565

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Accounts Payable and Accrued Expenses	$36,532
Note Payable to Investor Entity	7,500
Due to Former Chief Executive Officer	8,111

Total Current Liabilities	52,143

Asset Retirement Obligations	61,251

Total Liabilities	113,394

Stockholders' Equity (Deficit)

Series A Convertible Preferred Stock, par value $.0001, 50,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000
Common Stock, $.0001 par value, 500,000,000 shares authorized, 43,918,800 shares issued and outstanding	4,392
Additional Paid-In Capital	21,444,425
Accumulated Deficit	(21,415,646)

Total Stockholders' Equity (Deficit)	34,171

Total Liabilities and Stockholders' Equity (Deficit)	$147,565

See accompanying notes to consolidated financial statements

XR Energy, Inc. and Subsidiary

Consolidated Statements of Operations

For The Periods Ended June 30, 2014

(Unaudited)

		For The Period
	For The Three	February 7, 2014
	Months Ended	(Inception) To
	June 30, 2014	June 30, 2014

Sales of Oil	$20,420	$20,420
Commission Income	351	351

Total Revenues	20,771	20,771

Oil Lease Operating Costs	12,396	12,396
Depletion	401	401
Accretion of Asset Retirement Obligations	506	506
General and Administrative Expenses	15,620	15,757

Total Costs and Expenses	28,923	29,060

Loss From Operations	(8,152)	(8,289)

Other (Expenses):

Stock-Based Compensation In Connection With The Reverse Acquistion of XR Energy of Texas, Inc.	(20,677,357)	(21,407,357)

(Loss) Before Income Taxes	(20,685,509)	(21,415,646)

Provision (Credit) For Income Taxes	-	-

Net (Loss)	$(20,685,509)	$(21,415,646)

Net (Loss) Per Common Share:
Basic and Diluted	$(0.62)	$(0.68)
Weighted Average Common Shares Outstanding:
Basic and Diluted	33,325,771	31,508,008

See accompanying notes to consolidated financial statements

XR Energy, Inc. and Subsidiary

Consolidated Statement of Stockholders' Equity

For The Period February 7, 2014 (Inception) To June 30, 2014

(Unaudited)

		Common Stock		Series A Convertible Preferred		Additional		Total
		Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
		Shares	Value	Shares	Value	Capital	Deficit	Equity

	Issuance of common shares for investor relations services	1,000,000	$100			$729,900		$730,000
	Issuance of common shares to acquire leasehold interests effective May 31, 2014, at amortized depleted historical cost of affiliate that assigned them prior to the reverse acquisition of XR Energy of Texas, Inc.	29,000,000	2,900			63,790		66,690
	Common shares retained by pre-reverse acquisition shareholders (1)	3,818,800	382			(51,255)		(50,873)
	Conversion of convertible promissory note and related accrued interest	10,100,000	1,010			10,502,990		10,504,000
	Issuance of Series A Convertible Preferred Stock to the majority shareholder			10,000,000	$1,000	10,199,000		10,200,000
	Net (loss) for the period February 7, 2014 (inception) to June 30, 2014						$(21,415,646)	(21,415,646)

	Balance, June 30, 2014	43,918,800	$4,392	10,000,000	$1,000	$21,444,425	$(21,415,646)	$34,171

(1)	Balance at June 1, 2014	22,818,800	$2,282	$-	$-	$54,418	$(107,573)	$(50,873)
	Recapitalization of common shares of XR Energy, Inc. in connection with the reverse acquisition of XR Energy of Texas, Inc.	(19,000,000)	(1,900)	-	-	(105,673)	107,573	-

	Net	3,818,800	$382	$-	$-	$(51,255)	$-	$(50,873)

See accompanying notes to consolidated financial statements

XR Energy, Inc. and Subsidiary

Consolidated Statement of Cash Flows

For The Period February 7, 2014 (Inception) To June 30, 2014

(Unaudited)

Cash Flows from Operating Activities:

Net (Loss)	$(21,415,646)

Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depletion	401
Stock-based compensation in connection with the reverse acquistion of XR Energy of Texas, Inc.	21,407,357
Accretion of Asset Retirement Obligations	506
Changes in Operating Assets and Liabilities:
Accounts Receivable	(19,479)
Accrued Commissions Receivable	(351)
Accounts Payable and Accrued Expenses	27,212

Total Adjustments	21,415,646

Net cash provided by (used in) operating activities	-

Net increase (decrease) in cash	-

Cash, Beginning of Period	-

Cash, End of Period	$-

Supplemental disclosures:

Interest and Taxes paid:

Interest Expense	$-
Income Taxes	$571

Non-Cash Operating, Investing, and Financing Activities

Amount Due Former Officer of XR Energy, Inc. as the Legal Acquirer Paid Directly By Investor Entity (See Note 7)
In Connection With The Reverse Acquisition	$7,500
10,000,000 Common Shares Issued In Satisfaction of Convertible Note and Accrued Interest:
Stock-based Compensation Recognized in Other Expenses	$10,477,357
Debt Satisfied	26,643
Fair Value of Common Stock on June 11,2014 ($1,010 Credited to Common Stock, $10,502,990 Credited to Additional Paid-in Capital	$10,504,000
29,000,000 Common Shares Issued To Acquire Leasehold Interests	$66,690
3,818,800 Common Shares Retained By Pre-Reverse Acquisition Shareholders Related To The Reverse Acquisition of XR Energy of Texas, Inc.	$(50,873)

See accompanying notes to consolidated financial statements

XR Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For The Period February 7, 2014 (Inception) To June 30, 2014 (Unaudited)

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

Effective June 1, 2014 (pursuant to an Acquisition Agreement dated March 11, 2014), XR acquired 100% of the outstanding capital stock of XR Energy of Texas, Inc (“XRT”) in exchange for XR delivering 30,000,000 of newly issued shares of XR common stock to the former XRT shareholders (see Note 4). After the exchange, the former XRT shareholders owned approximately 88.7% of the issued and outstanding shares of XR common stock. In addition, prior to the reverse acquisition, XR Energy had nominal revenue producing operations in its consulting business, as well as nominal assets and liabilities on its balance sheet as the legal acquirer in the reverse acquisition. Accordingly, the Company has deemed XRT to be the accounting acquirer for financial reporting purposes. The accompanying consolidated financial statements reflect the operations of XRT from its inception on February 7, 2014 to June 1, 2014 and XRT and XR thereafter.

Effective May 31, 2014, XRT acquired certain oil leasehold interests located in Texas from Sterling Royalties, LLC (“Sterling”) in exchange for XRT delivering 96,667 shares of XRT’s non-publicly traded common stock to Sterling, representing approximately 96.7% of the issued and outstanding shares of XRT common stock after the exchange. Sterling is owned by family of Akram Chaudhary, the Company’s Chief Executive Officer. XRT was incorporated under the laws of the state of Texas on February 7, 2014 for the purpose of acquiring those oil leasehold interests. Accordingly, it had no operations or assets prior to the acquisition of those leasehold interests. Since XRT only acquired those oil leasehold interests from Sterling, the consolidated financial statements do not represent the acquisition of an ongoing business that existed prior to June 1, 2014 for the accounting acquirer XRT.

Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of June 30, 2014, the Company had cash of $0 and a working capital deficit of $31,612. For the period February 7, 2014 (inception) through June 30, 2014, the Company had a net loss of $21,415,646. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. However, the Company plans to improve its financial condition by raising additional capital by selling shares of its common stock. Also, the Company plans to acquire additional oil leasehold interests in order to attain profitable operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments for the recoverability and classification of assets and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

XR Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For The Period February 7, 2014 (Inception) To June 30, 2014 (Unaudited)

The results of operations for the periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the period ending December 31, 2014. The accompanying unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the year ended December 31, 2013, which are those of the legal acquirer prior to the reverse acquisition, included in our Form 10-K filed with the SEC.

(3) Summary of Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements include the accounts of XR (from June 1, 2014 through June 30, 2014) and its wholly owned subsidiary XRT (from its inception on February 7, 2014 to June 30, 2014). All significant intercompany balances and transactions are eliminated in consolidation.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates.

Fair value of Financial Instruments – The Company’s financial instruments consist of cash, accounts receivable, accrued commissions receivable, accounts payable and accrued expenses, note payable to investor entity and the amount due to the former Chief Executive Officer. The fair value of these financial instruments approximate their carrying amounts reported on the balance sheet.

Cash and Cash Equivalents – For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation and amortization expense based on the respective useful lives on a straight line basis. Costs of improvements that appreciably improve the efficiency or productive capacity of existing properties or extend their lives are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or sale, the cost of property and equipment, net of the related accumulated depreciation and amortization, is removed and, if appropriate, gain or loss is recognized.

Oil and Gas Properties – The Company applies the successful efforts method of accounting for oil and gas properties. Exploration costs such as exploratory geological and geophysical costs, delay rentals, and exploration overhead are charged against earnings as incurred. If an exploratory well provides evidence to justify potential completion as a producing well, drilling costs associated with the well are initially capitalized, or suspended, pending a determination as to whether a commercially sufficient quantity of proved reserves can be attributed to the area as a result of drilling. At the end of each quarter, management reviews the status of all suspended exploratory well costs in light of ongoing exploration activities—in particular, whether the Company is making sufficient progress in its ongoing exploration and appraisal efforts or, in the case of discoveries requiring government sanctioning, whether development negotiations are underway and proceeding as planned. If management determines that future appraisal drilling or development activities are unlikely to occur, associated suspended exploratory well costs are expensed.

Acquisition costs of unproved properties are periodically assessed for impairment and are transferred to proved oil and gas properties to the extent the costs are associated with successful exploration activities. Significant undeveloped leases are assessed individually for impairment, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated. Unproved oil and gas properties with individually insignificant lease acquisition costs are amortized on a group basis (thereby establishing a valuation allowance) over the average lease terms, at rates that provide for full amortization of unsuccessful leases upon lease expiration or abandonment. Costs of expired or abandoned leases are charged against the valuation allowance, while costs of productive leases are transferred to proved oil and gas properties. Costs of maintaining and retaining unproved properties, as well as amortization of individually insignificant leases and impairment of unsuccessful leases, are expensed.

XR Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For The Period February 7, 2014 (Inception) To June 30, 2014 (Unaudited)

Depletion - Costs of drilling successful wells, associated asset retirement costs, and capital lease assets used in oil and gas activities are depreciated using the unit-of-production (UOP) method based on total estimated proved developed oil and gas reserves. Costs of acquiring proved properties, including leasehold acquisition costs transferred from unproved properties, are depleted using the UOP method based on total estimated proved developed and undeveloped reserves. Oil and gas equipment, principally consisting of oil well rigs, pumps and other equipment to operate the wells, are depreciated using the straight-line method over the useful lives of the assets as follows:

Rigs	15 years
Pumps, tanks and other equipment affixed to the wells and spare parts for the wells	5 to 10 years

Impairments – Property and equipment are reviewed for impairment at the lowest level for which identifiable cash flows are independent of cash flows from other assets, and when facts and circumstances indicate that net book values may not be recoverable. In performing this review, an undiscounted cash flow test is performed on the impairment unit. If the sum of the undiscounted future net cash flows is less than the net book value of the property, an impairment loss is recognized for the excess, if any, of the property’s net book value over its estimated fair value.

Asset Retirement Obligations – Asset retirement obligations (ARO’s) associated with the retirement of tangible long-lived assets are recognized as liabilities with increases to the carrying amounts of the related long-lived assets in the period incurred, typically when an oil well is drilled or purchased. The cost of the tangible asset, including the asset retirement cost, is depreciated over the useful life of the asset. ARO’s are recorded at estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligations discounted at the Company’s credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value. If estimated future costs of ARO’s change, an adjustment is recorded to both the asset retirement obligation and the long-lived asset. Revisions to the estimated ARO’s can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment. The Company’s asset retirement obligations primarily relate to plugging of abandoned and support wells at the conclusion of their useful lives.

Revenue Recognition – Sales of oil are recognized when delivery to the purchaser has occurred and title has transferred. Commission income is recognized when the utility delivers the energy services to our referred customers, the respective customer accepts such energy services, the amount billed by the utility is fixed and determinable and the collection of the related receivable is probable.

Stock-Based Compensation – Stock-based compensation is accounted for at fair value in accordance with FASB ASC 718, “Compensation – Stock Compensation”. The Company recognizes stock-based compensation expense for the fair value of all shares and stock options that are ultimately expected to vest over the requisite service period of the respective awards. To date, the Company has not granted any stock options.

XR Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For The Period February 7, 2014 (Inception) To June 30, 2014 (Unaudited)

Income Taxes - The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2014, the Company had no material unrecognized tax benefits.

Loss Per Common Share - Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common share equivalents (such as stock options and convertible securities) had been issued and if the additional common shares were dilutive. For the three months ended June 30, 2014 and for the period February 7, 2014 (inception) to June 30, 2014, The 10,000,000 potentially dilutive common shares related to the Series A Convertible Preferred Stock (see Note 9) were excluded from the EPS calculation because their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

(4) Acquisition of XR Energy of Texas, Inc.

As described in Note 1 above, XR Energy of Texas, Inc. (“XRT”) was deemed to have acquired XR Energy, Inc. (“XR”) effective June 1, 2014. The identifiable net assets of XR at the June 1, 2014 date of acquisition were;

Accrued commissions receivable	$701

Total Assets	$701

Accounts payable and accrued expenses	$10,963
Due to former Chief Executive Officer	15,611
Convertible note payable	25,000

Total Liabilities	51,574

Negative Identifiable Net Assets	$(50,873)

XR Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For The Period February 7, 2014 (Inception) To June 30, 2014 (Unaudited)

Stockholders’ Deficit;
Common Stock	$2,282
Additional Paid-in Capital	54,418
Accumulated deficit	(107,573)

Total	$(50,873)

As XR has had only nominal business operations, the reverse acquisition has been accounted for as a recapitalization and no goodwill has been recognized. The shareholders of the legal acquirer retained 3,818,800 shares of XR common stock, which has been reflected at the ($50,873) amount of negative identifiable net assets of XR at June 1, 2014.

The operating results of XR have been included in the Company’s consolidated financial statements only from the June 1, 2014 date of acquisition. The following pro-forma information summarizes the results of operations for the period February 7, 2014 (inception) to June 30, 2014 as if the acquisition had occurred on February 7, 2014. The pro-forma information is not necessarily indicative of the results that would have been reported had the transaction actually occurred on February 7, 2014, nor is it intended to project results of operations for any future period.

Revenues	$22,516
Net loss	$(21,426,531)

Net loss per common share-basic and diluted	$(.66)

(5) Property and Equipment, Net

At June 30, 2014, Property and Equipment, Net consisted of the following;

		Accumulated
		Depreciation,
		Depletion and
Oil and gas proved properties:	Gross	Amortization	Net
Lease acquisition costs:
Chrane lease (Taylor County, TX)	$70,449	$396	$70,053
Brown Snyder leases (Jones County, TX) *	39,522	-	39,522
Burnett Tidewater leases (Wichita County, TX) *	13,574	-	13,574

Subtotals	123,545	396	123,149

Asset retirement obligations:
Chrane leases	835	5	830
Brown Snyder lease	797	-	797
Burnett Tidewater leases	2,258	-	2,258

Subtotals	3,890	5	3,885

Totals	$127,435	$401	$127,034

The wells associated with the Brown Snyder and Burnett Tidewater leases currently have nominal barrels of oil production. In the opinion of Management, the total recoverable barrels from these wells can be increased by the completion of workovers. Accordingly, management believes it is premature to impair part or all of the net capitalized costs associated with these leases (a total of $40,319 for the Brown Snyder leases and a total of $15,382 for the Burnett Tidewater leases). Completion of the workovers is dependent on the Company’s ability to raise sufficient financing to pay for the work.

XR Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For The Period February 7, 2014 (Inception) To June 30, 2014 (Unaudited)

As discussed in Note 1 above, the above leasehold interests were acquired effective May 31, 2014 from Sterling in exchange for approximately 97% of the issued and outstanding common stock of XRT. Sterling acquired the leases from various entities controlled by the Company’s Chief Executive Officer, Akram Chaudhary (“Chaudhary”), for nominal consideration. Accordingly, the lease acquisition costs and asset retirement obligations relating to the leasehold interests acquired from Sterling were recorded at the estimated original cost to Chaudhary’s affiliates in arms length transactions less estimated applicable depletion commencing from the respective original acquisition dates; December 1, 1996 for the Chrane lease, September 1, 1993 for the Brown Snyder leases and June 1, 1993 for the Burnett Tidewater leases.

(6) Related Party Transactions

Included in Accounts Payable and Accrued Expenses at June 30, 2014 is $12,892 due to Chan West Oil Corporation (“Chan West”), operator of the leasehold interests acquired from Sterling effective May 31, 2014 (see Note 5 above). Chan West is owned and controlled by Chaudhary. For June 2014, Chan West charged XRT a total of $5,250 for overhead recovery fees included in Oil Lease Operating Costs in the Consolidated Statements of Operations.

Included in Accounts Payable and Accrued Expenses at June 30, 2014 is $8,925 due to a company which is owned by the former Chief Executive Officer of XR for rent and related costs for office space utilized by XR under a verbal month-to-month agreement. This agreement terminated effective March 31, 2014.

(7) Note Payable To Investor Entity

Note Payable at June 30, 2014 represents the balance due Common Sense Holdings, LLC (“Common Sense”), an investor entity further described in Note 10, that resulted from a payment made directly to the former Chief Executive Officer of XR at closing of the reverse acquisition for monies owed by XR. The amount due is non-interest bearing and is payable on demand.

(8) Convertible Note Payable

As of September 13, 2013, a $25,000 Promissory Note and accrued interest in the amount of $808 was due to the former Chief Executive Officer of the pre-reverse acquisition legal acquirer (the “Holder”). On September 13, 2013, the Holder sold this Promissory Note to an investor entity, Beacon Capital, LLC (“Beacon”), for face value. The purchaser and XR agreed to extend the due date for an additional six months through March 12, 2014 (“Maturity Date”) under the same terms and conditions. On November 25, 2013, this note was amended to add a conversion feature whereby the note was convertible in whole or in part, at the sole discretion of the holder, beginning after the Maturity Date into shares of common stock at a conversion price of $.0025 per share. Since the common stock had not yet begun trading, XR did not recognize any beneficial conversion feature debt discount from this November 25, 2013 amendment. On March 4, 2014, XR and Beacon agreed to extend the Maturity Date of the Convertible Promissory Note for an additional six months to September 12, 2014. This note, plus accrued interest of $1,643, was fully converted on June 11, 2014 for 10,100,000 freely tradable shares of common stock (see Note 9).

XR Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For The Period February 7, 2014 (Inception) To June 30, 2014 (Unaudited)

(9) Capital Stock

On February 10, 2014, XRT issued 3,333 shares of common stock (1,000,000 shares of XR common stock after the June 1, 2014 closing of the Acquisition Agreement dated March 11, 2014 (see Note 1)) to Global Media Network USA, Inc. (“Global Media”) for certain investor relations services in connection with the then contemplated reverse acquisition of XR. The Company recognized a stock-based compensation of $730,000, which is based on the $.73 closing trading price of XR common stock on February 10, 2014, in Other Expenses in the Consolidated Statement of Operations for the period February 7, 2014 (inception) to June 30, 2014 .

Also on February 10, 2014, XRT issued 96,667 shares of common stock (29,000,000 shares of XR common stock after the June 1, 2014 closing of the Acquisition Agreement dated March 11, 2014 (see Note 1)) to Sterling in exchange for certain oil leases assigned to XRT effective May 31, 2014 (see Note 5).

Effective May 14, 2014, the Company increased its authorized shares of common stock from 100,000,000 to 500,000,000 shares and authorized 50,000,000 shares of preferred stock, with a par value of $.0001.

On June 1, 2014, the Company delivered to XRT 30,000,000 newly issued shares in the name of XRT Shareholders in exchange for 100% of the XRT shares. Concurrently, the now Company’s controlling shareholders of the legal acquirer delivered and assigned a total of 19,000,000 shares registered in their names to the Company for cancellation. The transaction was accounted for as a reverse acquisition in which XRT is deemed to be the accounting acquirer. The capital balances have been retroactively adjusted to reflect the reverse acquisition. The shareholders of the legal acquirer retained 3,818,800 shares of XR common stock, which has been reflected at the ($50,873) amount of negative identifiable assets of XR at June 1, 2014 (see Note 4).

On June 5, 2014, the Board authorized and issued 10,000,000 shares of Series A Convertible Preferred Stock to Sterling Properties, LLC, the now majority shareholder of the Company and an entity owned by the family of the Company’s Chief Executive Officer. The Series A Preferred Stock has 25 votes for each share, but no less than the majority of voting rights, has a liquidation preference of $0.0001 per share and does not participate in any dividend declared with respect to the common stock. Also, each outstanding share of Series A Preferred Stock is convertible at the option of the holder into one restricted share of the Company’s common stock. As a result, the Company recognized stock based compensation of $10,200,000 based on the fair-market value of the underlying common stock on the date of issuance, which was $1.02 per share, in Other Expenses in the Consolidated Statement of Operations for the period February 7, 2014 (inception) to June 30, 2014.

On June 11, 2014 (see Note 8), the Company issued a total of 10,100,000 shares of XR common stock to six Beacon individual and corporate assignees (one of which is Common Sense for 1,600,000 shares) in satisfaction of an XR $25,000 convertible note plus accrued interest of $1,643. The Company recognized stock based compensation of $10,477,357 based on the excess of the fair market value of the underlying common stock on June 11, 2014 ($10,504,000 based on the $1.04 closing trading price of XR common stock on June 11, 2014) over the amount of debt satisfied ($26,643), which has been included in Other Expenses in the Consolidated Statement of Operations for the period February 7, 2014 (inception) to June 30, 2014.

XR Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For The Period February 7, 2014 (Inception) To June 30, 2014 (Unaudited)

(10) Subsequent Events

On August 8, 2014, XR received $50,000 from Common Sense (see Note 7) and issued a Promissory Note to Blue Oak, LLC (“Blue Oak”) in the amount of $50,000. The Promissory Note provides for interest at a rate of 10% per annum that is payable on the maturity date, which is August 8, 2015. Both Common Sense and Blue Oak are associates of Beacon.

On September 11, 2014 XR paid Chan West $40,000 in partial reimbursement of June, July and August 2014 lease operating cost invoices, including amounts due Chan West for overhead recovering fees for those three months.

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

Business Overview

XR Energy, Inc. (“XR” or the “Company”) was incorporated under the laws of the State of Nevadaon August 31, 2009. XR offers energy consulting services to smaller sized middle market companies in the New York Metropolitan Area and earns a commission from the related utility, or Energy Service Company (“ESCO”), for energy supply brokered and sold to its customers.

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

General and Administrative Expenses

General and administrative expenses for the period were $15,620 of which $8,074 was incurred by XRT, primarily professional fees of $6,335, and $7,683 was incurred by XR, primarily professional fees of $5,750.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization for the period were $401.

Loss from Operations

The loss from operations for the period was $8,289 that resulted primarily from the loss generated by XR of $8,239.

Other Income (Expenses)

Includesan expense related to the stock based compensation in connection with the reverse acquisition of $21,407,357.  Also included was an amount of $506 for the accretion.

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

General and Administrative Expenses

General and administrative expenses for the period were $15,620 of which $6,937 was incurred by XRT, primarily professional fees of $5,500, and $8,683 was incurred by XR, primarily professional fees of $5,750.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization for the period were $401.

Loss from Operations

The loss from operations for the period was $8,152.

Other Income (Expenses)

Includesan expense related to the stock based compensation in connection with the reverse acquisition of $20,677,357.  Also included was an amount of $506 for the accretion.

Liquidity and Capital Resources

As of June 30, 2014, the Company had a cash balance of $0.The continuation of the Company as a going concern is dependent upon its ability to identify future investment opportunities, obtain the necessary debt or equity financing and generate earnings from future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of September 13, 2013, the Company had borrowed $25,000 related to a Promissory Note payable to the former Chief Executive Officer (the “Holder”). On September 13, 2013, the Holder sold this Promissory Note to an unrelated third party (Beacon Capital, LLC) for face value. The purchaser and the Company agreed to extend the due date for an additional six months through March 12, 2014 (“Maturity Date”) under the same terms and conditions. On November 25, 2013, this note was amended to add a conversion feature whereby the note is convertible in whole or in part, at the sole discretion of the holder, beginning after the Maturity Date into shares of common stock at a conversion price of $.0025 per share. Since the common stock had not yet begun trading, the Company did not recognize any beneficial conversion feature debt discount from this November 25, 2013 amendment. On March 4, 2014, the Company and Beacon Capital, LLC agreed to extend the Maturity Date of the Convertible Promissory Note for an additional six months to September 12, 2014.This note, plus accrued interest of $1,643, was fully converted on June 11, 2014 for 10,100,000 shares of common stock.

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

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 2. Unregistered Sale of Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information

N/A

Item 6. Exhibits

Exhibit No.	Description	Location
3.1	Articles of Incorporation of XR Energy, Inc	Incorporated by reference to Exhibit 3.1 to Registrant’s SEC Form S-1 filed on November 23, 2011
3.2	By-laws of XR Energy, Inc	Incorporated by reference to Exhibit 3.1 to Registrant’s SEC Form S-1 filed on November 23, 2011
4.1	Promissory Note	Incorporated by reference to Exhibit 4.1 to Registrant’s Amendment No. 1 to SEC Form S-1 filed on May 15, 2012
10.1	Consulting Agreement dated September 22, 2009 between XR Energy Inc. and RJB Consulting Inc	Incorporated by reference to Exhibit 3.1 to Registrant’s SEC Form S-1 filed on November 23, 2011
10.2	Consulting Agreement dated September 22, 2009 between XR Energy Inc. and Stephen Giametta	Incorporated by reference to Exhibit 3.1 to Registrant’s SEC Form S-1 filed on November 23, 2011
10.3	Consulting Agreement dated September 22, 2009 between XR Energy Inc. and AndewVicari	Incorporated by reference to Exhibit 3.1 to Registrant’s SEC Form S-1 filed on November 23, 2011
10.4	Compensation Agreement dated August 2, 2010 between XR Energy Inc. and East Coast Power, LLC	Incorporated by reference to Exhibit 10.5 to Registrant’s Amendment No. 3 to SEC Form S-1 filed on June 29, 2012.
10.5	Representative & Fee Agreement dated May 23, 2012 between Lexington Power & Light LLC. and East Coast Power, LLC	Incorporated by reference to Exhibit 10.5 to Registrant’s Amendment No. 3 to SEC Form S-1 filed on June 29, 2012.
31.1	Rule 13a-14(a)/15d-14(a) Certifications ofAkram Chaudhary, President	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of David Taylor, Treasurer	Filed herewith.
32.1	Section 1350 Certifications of Akram Chaudhary, President	Filed herewith.
32.2	Section 1350 Certifications of David Taylor, Treasurer	Filed herewith.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XR ENERGY INC.

Dated: September 19, 2014	By:	/s/ Akram Chaudhary
	Name:	Akram Chaudhary
	Title:	President (principal executive officer) and Director

