Form 10-Q
period 2014-09-30
XR Energy Inc.
filed 2014-11-20
CIK 1535194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 43,918,800 shares of common stock issued and outstanding as of November 17, 2014.

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

XR Energy, Inc. and Subsidiary

Consolidated Balance Sheet

As of September 30, 2014

September 30,
2014
(Unaudited)

Assets
Current Assets
Cash	$24,310
Accrued Commissions Receivable	530

Total Current Assets	24,840

Property and Equipment, Net of Accumulated Depreciation, Depletion and Amortization of $1,596	192,615

Total Assets	$217,455

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable and Accrued Expenses	$111,090
Note Payable to Investor Entity	7,500
Notes Payable to Associate of Investor Entity	70,000
Due to Former Chief Executive Officer	8,111

Total Current Liabilities	196,701

Asset Retirement Obligations	62,795

Total Liabilities	259,496

Stockholders' Deficit

Series A Convertible Preferred Stock, par value $.0001, 50,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000
Common Stock, $.0001 par value, 500,000,000 shares authorized, 43,918,800 shares issued and outstanding	4,392
Additional Paid-In Capital	21,444,425
Accumulated Deficit	(21,491,858)

Total Stockholders' Deficit	(42,041)

Total Liabilities and Stockholders' Deficit	$217,455

See accompanying notes to consolidated financial statements

XR Energy, Inc. and Subsidiary

Consolidated Statements of Operations

For The Periods Ended September 30, 2014

(Unaudited)

		For The Period
	For The Three	February 7, 2014
	Months Ended	(Inception) To
	September 30, 2014	September 30, 2014

Sales of Oil	$15,712	$36,132
Commission Income	530	881

Total Revenues	16,242	37,013

Oil Lease Operating Costs	44,155	56,551
Depreciation and Depletion	1,196	1,596
Accretion of Asset Retirement Obligations	1,544	2,050
General and Administrative Expenses	44,559	59,797

Total Costs and Expenses	91,454	119,994

(Loss) From Operations	(75,212)	(82,981)

Other (Expenses):
Interest Expense	(1,000)	(1,520)
Stock-Based Compensation In Connection With The Reverse Acquistion of XR Energy of Texas, Inc.	-	(21,407,357)

(Loss) Before Income Taxes	(76,212)	(21,491,858)

Provision (Credit) For Income Taxes	-	-

Net (Loss)	$(76,212)	$(21,491,858)

Net (Loss ) Per Common Share:
Basic and Diluted	$(0.00)	$(0.59)

Weighted Average Common Shares Outstanding:
Basic and Diluted	43,918,800	36,366,701

See accompanying notes to the consolidated financial statements

XR Energy, Inc. and Subsidiary

Consolidated Statement of Stockholders' Deficit

For The Period February 7, 2014 (Inception) To September 30, 2014

(Unaudited)

	CommonStock		Series A Convertible Preferred		Additional		Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Deficit

Issuance of common shares for investor relations services	1,000,000	$100			$729,900		$730,000
Issuance of common shares to acquire leasehold interests effective May 31, 2014, at amortized depleted historical cost of affiliate that assigned them prior to the reverse acquisition of XR Energy of Texas, Inc.	29,000,000	2,900			63,790		66,690
Common shares retained by pre-reverse acquisition shareholders (1)	3,818,800	382			(51,255)		(50,873)
Conversion of convertible promissory note and related accrued interest	10,100,000	1,010			10,502,990		10,504,000
Issuance of Series A Convertible Preferred Stock to the majority shareholder			10,000,000	$1,000	10,199,000		10,200,000
Net (loss) for the period February 7, 2014 (inception) to September 30, 2014						$(21,491,858)	(21,491,858)

Balance, September 30, 2014	43,918,800	$4,392	10,000,000	$1,000	$21,444,425	$(21,491,858)	$(42,041)

(1) Balance at June 1, 2014	22,818,800	$2,282	$-	$-	$54,418	$(107,573)	$(50,873)
Recapitalization of common shares of XR Energy, Inc. in connection with the reverse acquisition of XR Energy of Texas, Inc.	(19,000,000)	(1,900)	-	-	(105,673)	107,573	-

Net	3,818,800	$382	$-	$-	$(51,255)	$-	$(50,873)

See accompanying notes to the consolidated financial statements

XR Energy, Inc. and Subsidiary

Consolidated Statement of Cash Flows

For The Period February 7, 2014 (Inception) To September 30, 2014

(Unaudited)

Cash Flows from Operating Activities:
Net (Loss)	$(21,491,858)

Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and Depletion	1,596
Stock-based compensation in connection with the reverse acquistion of XR Energy of Texas, Inc.	21,407,357
Accretion of Asset Retirement Obligations	2,050
Changes in Operating Assets and Liabilities:
Accrued Commissions Receivable	171
Accounts Payable and Accrued Expenses	101,770
Total Adjustments	21,512,944

Net cash provided by operating activities	21,086

Cash Flows from Investing Activities:
Capitalization of Workover Costs	(66,776)

Net cash (used in) investing activities	(66,776)

Cash Flows from Financing Activities:
Proceeds from Notes Payable to Associate of Investor Entity	70,000

Net cash provided by financing activities	70,000

Net increase (decrease) in cash	24,310

Cash, Beginning of Period	-

Cash, End of Period	$24,310

Supplemental disclosures:
Interest and Taxes paid:
Interest Expense	$-
Income Taxes	$571

Non-Cash Operating, Investing and Financing Activities

Amount Due Former Officer of XR Energy, Inc. as the Legal Acquirer Paid Directly By Investor Entity (See Note 7)
In Connection With The Reverse Acquisition	$7,500
10,000,000 Common Shares Issued In Satisfaction of Convertible Note and Accrued Interest:
Stock-based Compensation Recognized in Other Expenses	$10,477,357
Debt Satisfied	26,643
Fair Value of Common Stock on June 11,2014 ($1,010) Credited to Common Stock, $10,502,990 Credited to Additional Paid-in Capital	$10,504,000
29,000,000 Common Shares Issued To Acquire Leasehold Interests	$66,690
3,818,800 Common Shares Retained By Pre-Reverse Acquisition Shareholders Related To The Reverse Acquisition of XR Energy of Texas, Inc.	$(50,873)

See accompanying notes to consolidated financial statements.

XR Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For The Period February 7, 2014 (Inception) To September 30, 2014 (Unaudited)

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

Effective May 31, 2014, XRT acquired certain oil leasehold interests located in Texas from Sterling Royalties, LLC (“Sterling”) in exchange for XRT delivering 96,667 shares of XRT’s non-publicly traded common stock to Sterling, representing approximately 97% of the issued and outstanding shares of XRT common stock after the exchange. Sterling is owned by family of Akram Chaudhary, the Company’s Chief Executive Officer. XRT was incorporated under the laws of the state of Texas on February 7, 2014 for the purpose of acquiring those oil leasehold interests. Accordingly, it had no operations or assets prior to the acquisition of those leasehold interests. Since XRT only acquired those oil leasehold interests from Sterling, the consolidated financial statements do not represent the acquisition of an ongoing business that existed prior to June 1, 2014 for the accounting acquirer XRT.

Effective March 20, 2014, Tara Muratore resigned as a director and Chief Financial Officer of the Company and was replaced by David Taylor. Effective April 4, 2014, Anthony Muratore resigned as a director and Chief Executive Officer of the Company and was replaced by Akram Chaudhary, the Chief Executive Officer of XRT.

Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of September 30, 2014, the Company had cash of $24,310 and a working capital deficit of $171,861. For the period February 7, 2014 (inception) through September 30, 2014, the Company had a net loss of $21,491,858. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. However, the Company plans to improve its financial condition by issuing debt instruments and raising additional capital by selling shares of its common stock. Also, the Company plans to acquire additional oil leasehold interests in order to attain profitable operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments for the recoverability and classification of assets and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

XR Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For The Period February 7, 2014 (Inception) To September 30, 2014 (Unaudited)

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

The results of operations for the periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the period ending December 31, 2014. The accompanying unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the year ended December 31, 2013, which are those of the legal acquirer prior to the reverse acquisition, included in our Form 10-K filed with the SEC.

(3) Summary of Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements include the accounts of XR (from June 1, 2014 through September 30, 2014) and its wholly owned subsidiary XRT (from its inception on February 7, 2014 to September 30, 2014). All significant intercompany balances and transactions are eliminated in consolidation.

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

Fair value of Financial Instruments – The Company’s financial instruments consist of cash, accounts receivable, accrued commissions receivable, accounts payable and accrued expenses, note payable to investor entity, notes payable to associate of investor entity, and the amount due to the former Chief Executive Officer. The fair value of these financial instruments approximate their carrying amounts reported on the balance sheet.

Cash and Cash Equivalents – For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization expense based on the respective useful lives on a straight line basis. Costs of improvements that appreciably improve the efficiency or productive capacity of existing properties or extend their lives are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or sale, the cost of property and equipment, net of the related accumulated depreciation and amortization, is removed and, if appropriate, gain or loss is recognized.

XR Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For The Period February 7, 2014 (Inception) To September 30, 2014 (Unaudited)

Oil and Gas Properties - The Company applies the successful efforts method of accounting for oil and gas properties. Exploration costs such as exploratory geological and geophysical costs, delay rentals, and exploration overhead are charged against earnings as incurred. If an exploratory well provides evidence to justify potential completion as a producing well, drilling costs associated with the well are initially capitalized, or suspended, pending a determination as to whether a commercially sufficient quantity of proved reserves can be attributed to the area as a result of drilling. At the end of each quarter, management reviews the status of all suspended exploratory well costs in light of ongoing exploration activities—in particular, whether the Company is making sufficient progress in its ongoing exploration and appraisal efforts or, in the case of discoveries requiring government sanctioning, whether development negotiations are underway and proceeding as planned. If management determines that future appraisal drilling or development activities are unlikely to occur, associated suspended exploratory well costs are expensed.

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

Impairments - Property and equipment are reviewed for impairment at the lowest level for which identifiable cash flows are independent of cash flows from other assets, and when facts and circumstances indicate that net book values may not be recoverable. In performing this review, an undiscounted cash flow test is performed on the impairment unit. If the sum of the undiscounted future net cash flows is less than the net book value of the property, an impairment loss is recognized for the excess, if any, of the property’s net book value over its estimated fair value.

Asset Retirement Obligations – Asset retirement obligations (ARO’s) associated with the retirement of tangible long-lived assets are recognized as liabilities with increases to the carrying amounts of the related long-lived assets in the period incurred, typically when an oil well is drilled or purchased. The cost of the tangible asset, including the asset retirement cost, is depreciated over the useful life of the asset. ARO’s are recorded at estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligations discounted at the Company’s credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value. If estimated future costs of ARO’s change, an adjustment is recorded to both the asset retirement obligation and the long-lived asset. Revisions to the estimated ARO’s can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment. The Company's asset retirement obligations primarily relate to plugging of abandoned and support wells at the conclusion of their useful lives.

XR Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For The Period February 7, 2014 (Inception) To September 30, 2014 (Unaudited)

Revenue Recognition – Sales of oil are recognized when delivery to the purchaser has occurred and title has transferred. Commission income is recognized when the utility delivers the energy services to our referred customers, the respective customer accepts such energy services, the amount billed by the utility is fixed and determinable and the collection of the related receivable is probable.

Stock-Based Compensation - Stock-based compensation is accounted for at fair value in accordance with FASB ASC 718, “Compensation – Stock Compensation”. The Company recognizes stock-based compensation expense for the fair value of all shares and stock options that are ultimately expected to vest over the requisite service period of the respective awards. To date, the Company has not granted any stock options.

Income Taxes - The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2014, the Company had no material unrecognized tax benefits.

Loss Per Common Share - Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common share equivalents (such as stock options and convertible securities) had been issued and if the additional common shares were dilutive. For the three months ended September 30, 2014 and for the period February 7, 2014 (inception) to September 30, 2014, The 10,000,000 potentially dilutive common shares related to the Series A Convertible Preferred Stock (see Note 9) were excluded from the EPS calculation because their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

XR Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For The Period February 7, 2014 (Inception) To September 30, 2014 (Unaudited)

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

Stockholders’ Deficit
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

The operating results of XR have been included in the Company’s consolidated financial statements only from the June 1, 2014 date of acquisition. The following pro-forma information summarizes the results of operations for the period February 7, 2014 (inception) to September 30, 2014 as if the acquisition had occurred on February 7, 2014. The pro-forma information is not necessarily indicative of the results that would have been reported had the transaction actually occurred on February 7, 2014, nor is it intended to project results of operations for any future period.

Revenues	$37,758
Net loss	$(21,502,743)
Net loss per common share-basic and diluted	$(.59)

XR Energy, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For The Period February 7, 2014 (Inception) To September 30, 2014 (Unaudited)

(5) Property and Equipment, Net

At September 30, 2014, Property and Equipment, Net consisted of the following;

		Accumulated
		Depreciation,
		Depletion and
	Gross	Amortization	Net
Oil and gas proved properties:
Lease acquisition costs:
Chrane lease (Taylor County, TX)	$70,449	$779	$69,670
Brown Snyder leases (Jones County, TX) *	39,522	-	39,522
Burnett Tidewater leases (Wichita County, TX) *	13,574	-	13,574

Subtotals	123,545	779	122,766

Capitalized workover costs:
Chrane lease **	63,676	758	62,918
Brown Snyder leases *	-	-	-
Burnett Tidewater leases *	3,100	37	3,063

Subtotals	66,776	795	65,981

Asset retirement obligations:
Chrane lease	835	22	813
Brown Snyder leases *	797	-	797
Burnett Tidewater leases *	2,258	-	2,258

Subtotals	3,890	22	3,868

Totals	$194,211	$1,596	$192,615

*

The wells associated with the Brown Snyder and Burnett Tidewater leases currently have nominal barrels of oil production. In the opinion of Management, the total recoverable barrels from these wells can be increased by the completion of workovers. Accordingly, management believes it is premature to impair part or all of the net capitalized costs associated with these leases (a total of $40,319 for the Brown Snyder leases and a total of $18,895 for the Burnett Tidewater leases). Completion of the workovers is dependent on the Company’s ability to raise sufficient financing to pay for the work. In September 2014, the Company incurred capitalized workover costs of $3,100 relating to the repair of a fiberglass tank located on the Burnett Tidewater leases' site.

**

In August 2014 and September 2014, the Company incurred capitalized workover costs of $63,676 relating to the refurbishment of rigs for two wells located on the Chrane lease site. As a result, future oil production for these two wells is expected to increase.

As discussed in Note 1 above, the above leasehold interests were acquired effective May 31, 2014 from Sterling in exchange for approximately 97% of the issued and outstanding common stock of XRT. Sterling acquired the leases from various entities controlled by the Company’s Chief Executive Officer, Akram Chaudhary (“Chaudhary”) for nominal consideration. Accordingly, the lease acquisition costs and asset retirement obligations relating to the leasehold interests acquired from Sterling were recorded at the estimated original cost to Chaudhary’s affiliates in arms length transactions less estimated applicable depletion commencing from the respective original acquisition dates; December 1, 1996 for the Chrane lease, September 1, 1993 for the Brown Snyder leases and September 1, 1993 for the Burnett Tidewater leases.

(6) Related Party Transactions

Included in Accounts Payable and Accrued Expenses at September 30, 2014 is $51,104, net,  due to Chan West Oil Corporation (“Chan West”), operator of the leasehold interests acquired from Sterling effective May 31, 2014 (see Note 5 above). Chan West is owned and controlled by Chaudhary. For the period June 1, 2014 through September 30, 2014, Chan West charged XRT a total of $21,000 for overhead recovery fees included in Oil Lease Operating Costs in the Consolidated Statements of Operations and charged a total of $4,309 for rent expense pursuant to a verbal month-to-month agreement and a total of $1,500 for auto expense included in General and Administrative Expenses in the Consolidated Statements of Operations.

XR Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For The Period February 7, 2014 (Inception) To September 30, 2014 (Unaudited)

Also included in Accounts Payable and Accrued Expenses at September 30, 2014 is $15,000 due to Capco Resources of Texas, Inc. (“Capco”). Capco is owned and controlled by Chaudhary. For the quarter ended September 30, 2014, Capco charged a total of $15,000 for field supervision labor included in Oil Lease Operating Costs in the Consolidated Statements of Operations. For the quarter ended September 30, 2014, Capco charged XRT, through Chan West, $33,000 for workover labor costs that were capitalized to the Chrane leasehold interest.

Also included in Accounts Payable and Accrued Expenses at September 30, 2014 is $1,500 due to the Chief Financial Officer of the Company and $1,000 due to Sterling.

Included in Accounts Payable and Accrued Expenses at September 30, 2014 is $8,925 due to a company which is owned by the former Chief Executive Officer of XR for rent and related costs for office space utilized by XR under a verbal month-to-month agreement. This agreement terminated effective March 31, 2014.

(7) Note Payable To Investor Entity

Note Payable at September 30, 2014 represents the balance due Common Sense Holdings, LLC (“Common Sense”), an investor entity further described in Note 8, that resulted from a payment made directly to the former Chief Executive Officer of XR at closing of the reverse acquisition for monies owed by XR. The amount due is non-interest bearing and is payable on demand.

(8) Note Payable

On July 29, 2014, August 8, 2014 and September 30, 2014, XR received $10,000. $50,000 and $10,000, respectively from Common Sense and issued three Promissory Notes to Blue Oak, LLC (“Blue Oak”) totaling $70,000. The Promissory Notes provide for interest at a rate of 10% per annum that is payable on the maturity dates, which are July 29, 2015, August 8, 2015 and September 30, 2015. Both Common Sense and Blue Oak are associates of Beacon (see Note 9). Interest expense related to these notes for the quarter ended September 30, 2014 was $1,000.

(9) Convertible Note Payable

As of June 13, 2013, a $25,000 Promissory Note and accrued interest in the amount of $808 was due to the former Chief Executive Officer of the pre-reverse acquisition legal acquirer (the “Holder”). On September 13, 2013, the Holder sold this Promissory Note to an investor entity, Beacon Capital, LLC (“Beacon”), for face value. The purchaser and XR agreed to extend the due date for an additional six months through March 12, 2014 (“Maturity Date”) under the same terms and conditions. On November 25, 2013, this note was amended to add a conversion feature whereby the note was convertible in whole or in part, at the sole discretion of the holder, beginning after the Maturity Date into shares of common stock at a conversion price of $.0025 per share. Since the common stock had not yet begun trading, XR did not recognize any beneficial conversion feature debt discount from this November 25, 2013 amendment. On March 4, 2014, XR and Beacon agreed to extend the Maturity Date of the Convertible Promissory Note for an additional six months to September 12, 2014. This note, plus accrued interest of $1,643, was fully converted on June 11, 2014 for 10,100,000 freely tradable shares of common stock (see Note 11).

(10) Asset Retirement Obligations

The majority of XRT’s Asset Retirement Obligations relate to plugging of wells and the related abandonment of oil and gas properties. Revisions in estimated liabilities during the period relate primarily to changes in estimates of asset retirement costs and include, but are not limited to, revisions of estimated inflation rates, changes in property lives, and the expected timing of settlement. The following summarizes XRT’s Asset Retirement Obligations (ARO's) for the period June 1, 2014 through September 30, 2014:

Carrying amount of ARO’s at June 1, 2014	$60,745
Accretion expense for the period June 1, 2014 through September 30, 2014	2,050

Carrying amount of ARO’s at September 30, 2014	$62,795

XR Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For The Period February 7, 2014 (Inception) To September 30, 2014 (Unaudited)

(11) Capital Stock

On February 10, 2014, XRT issued 3,333 shares of common stock (1,000,000 shares of XR common stock after the June 1, 2014 closing of the Acquisition Agreement dated March 11, 2014 (see Note 1)) to Global Media Network USA, Inc. (“Global Media”) for certain investor relations services in connection with the then contemplated reverse acquisition of XR. The Company recognized a stock- based compensation of $730,000, which is based on the $.73 closing trading price of XR common stock on February 10, 2014, in Other Expenses in the Consolidated Statement of Operations for the period February 7, 2014 (inception) to September 30, 2014.

Also on February 10, 2014, XRT issued 96,667 shares of common stock (29,000,000 shares of XR common stock after the September 1, 2014 closing of the Acquisition Agreement dated March 11, 2014 (see Note 1)) to Sterling in exchange for certain oil leases assigned to XRT effective May 31, 2014 (see Note 5).

Effective May 14, 2014, the Company increased its authorized shares of common stock from 100,000,000 to 500,000,000 shares and authorized 50,000,000 shares of preferred stock, with a par value of $.0001.

On June 1, 2014, the Company delivered to XRT 30,000,000 newly issued shares of XR in the name of XRT Shareholders in exchange for 100% of the XRT shares. Concurrently, the Company’s controlling shareholders of the legal acquirer delivered and assigned a total of 19,000,000 shares registered in their names to the Company for cancellation. The transaction was accounted for as a reverse acquisition in which XRT is deemed to be the accounting acquirer. The capital balances have been retroactively adjusted to reflect the reverse acquisition. The shareholders of the legal acquirer retained 3,818,800 shares of XR common stock, which has been reflected at the ($50,873) amount of negative identifiable assets of XR at June 1, 2014 (see Note 4).

On June 5, 2014, the Board authorized and issued 10,000,000 shares of Series A Convertible Preferred Stock to Sterling Properties, LLC, the now majority shareholder of the Company and an entity owned by the family of the Company’s Chief Executive Officer. The Series A Preferred Stock has 25 votes for each share, but no less than the majority of voting rights, has a liquidation preference of $0.0001 per share and does not participate in any dividend declared with respect to the common stock. Also, each outstanding share of Series A Preferred Stock is convertible at the option of the holder into one restricted share of the Company’s common stock. As a result, the Company recognized stock based compensation of $10,200,000 based on the fair-market value of the underlying common stock on the date of issuance, which was $1.02 per share, in Other Expenses in the Consolidated Statement of Operations for the period February 7, 2014 (inception) to September 30, 2014.

On June 11, 2014 (see Note 9), the Company issued a total of 10,100,000 shares of XR common stock to six Beacon individual and corporate assignees (one of which is Common Sense for 1,600,000 shares) in satisfaction of an XR $25,000 convertible note plus accrued interest of $1,643. The Company recognized stock-based compensation of $10,477,357 based on the excess of the fair market value of the underlying common stock on June 11, 2014 ($10,504,000 based on the $1.04 closing trading price of XR common stock on June 11, 2014) over the amount of debt satisfied ($26,643), which has been included in Other Expenses in the Consolidated Statement of Operations for the period February 7, 2014 (inception) to September 30, 2014.

(12) Subsequent Events

On October 22, 2014, October 31, 2014, November 6, 2014, November 12, 2014 and November 14, 2014, XR received $5,000, $15,000, $10,000, $5,000 and $5,000, respectively, from Common Sense (see Notes 7 and 8) and issued five Promissory Notes to Blue Oak totaling $40,000. The Promissory Notes provide for interest at a rate of 10% per annum that is payable on the maturity dates, which are October 22, 2015, October 31, 2015, November 6, 2015, November 12, 2015 and November 14, 2015, respectively.

In the period October 1, 2014 to November 17, 2014, the Company paid a total of $25,924 to Chan West and paid $15,000 to Capco in partial satisfaction of accounts payable due them at September 30, 2014 (see Note 6).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

For The Period February 7, 2014 (Inception) Through September 30, 2014

Revenues

Revenues for the period totaled $37,013 of which $36,132 was directly related to sales of crude oil in XRT that began in June and $881 was related to commission income generated in XR from June through September.

Oil Lease Operating Costs

Oil lease operating costs for the period were $56,551, or 156% of crude oil sales generated by XRT. The negative gross margin of $20,419 was the direct result of pumping operations at two of the three Chrane wells being shut down for the month of August for workover improvements. As such, no oil was being pumped from these wells, but certain overhead costs continued to be incurred. Also, field supervision costs of $15,000 were added in the third quarter of 2014 where such costs were not previously incurred.

General and Administrative Expenses

General and administrative expenses for the period were $59,797, which included approximately $30,000 of professional fees incurred in XR related to preparing the second quarter Form 10-Q.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization charges for the period were $3,646.

Loss from Operations

The above resulted in a loss from operations for the period of $82,981.

Other Income (Expenses)

Includes a non-cash charge of $21,407,357 related to stock based compensation costs incurred in connection with the reverse acquisition.

For The Three Months Ended September 30, 2014

Revenues

Revenues for the period totaled $16,242, of which $15,712 was directly related to sales of crude oil in XRT that began in June and $530 was related to commission income generated in XR from June through September.

Oil Lease Operating Costs

Oil lease operating costs for the period were $44,155, or 281% of crude oil sales generated by XRT. The negative gross margin of $29,443 was the direct result of pumping operations at two of the three Chrane wells being shut down for the month of August for workover improvements. As such, no oil was being pumped from these wells, but certain overhead costs continued to be incurred. Also, field supervision costs of $15,000 were added in the third quarter of 2014 where such costs were not previously incurred.

General and Administrative Expenses

General and administrative expenses for the period were $44,559, which included approximately $30,000 of professional fees incurred in XR related to preparing the second quarter Form 10-Q.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization charges for the period were $2,740.

Loss from Operations

The above resulted in a loss from operations for the period was $75,212.

Other Income (Expenses)

Includes interest expense of $1,000 related to note payable advances received in the third quarter of 2014

Liquidity and Capital Resources

As of September 30, 2014, the Company had a cash balance of $24,310 and a working capital deficit of $171,861. For the period February 7, 2014 (inception) through September 30, 2014, the Company had a net loss of $21,491,858. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon its ability to identify future investment opportunities, obtain the necessary debt or equity financing and generate earnings from future operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Between July 29, 2014 and November 14, 2014, XR received eight advances totaling $110,000 from Common Sense Holdings, LLC (“Common Sense”) and issued eight separate Promissory Notes to Blue Oak, LLC (“Blue Oak”) totaling $110,000. The Promissory Notes provide for interest at a rate of 10% per annum that is payable on the maturity date, which are between July 29, 2015 and November 14, 2015. Both Common Sense and Blue Oak are associates of Beacon Capital, LLC.

XRT incurred $63,676 and $3,100 of workover improvement costs on the Chrane and Burnett Tidewater leasehold interests, respectively during the third quarter of 2014. These capitalized costs are included in property and equipment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2014.

Changes in Control Over Financial Reporting

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 1A.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 2. Unregistered Sale of Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information.

N/A.

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

____________

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XR ENERGY INC.

Dated: November 19, 2014	By:	/s/ Akram Chaudhary
	Name:	Akram Chaudhary
	Title:	President (principal executive officer) and Director

